Form 10-Q
period 2009-06-30
Atlas Resources Public #18-2009 (B) L.P.
filed 2009-08-13
CIK 1432985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-150925-02

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
(Name of small business issuer in its charter)

Delaware	26-3223040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Rd. 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One) Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheet as of June 30, 2009	3

	Statement of Operations for the period April 16, 2009 through June 30, 2009	4

	Statement of Changes in Partners’ Capital for the period April 16, 2009 through June 30, 2009	5

	Statement of Cash Flows for the period April 16, 2009 through June 30, 2009	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 4:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
BALANCE SHEET

June 30,
2009
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$552,000
Accounts receivable – affiliate	7,000
Total current assets	559,000

Oil and gas properties, net	23,945,000
Construction in progress	101,696,400
$126,200,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$4,100
Total current liabilities	4,100

Asset retirement obligation	249,000

Partners’ capital:
Managing general partner	3,440,100
Investor partners (12,278 units)	122,552,200
Investor subscription receivable	(45,000)
Total partners' capital	125,947,300
$126,200,400

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF OPERATIONS
FOR THE PERIOD April 16, 2009 THROUGH
June 30, 2009
(Unaudited)

REVENUES

Natural gas and oil	$13,500
Total revenues	13,500

COSTS AND EXPENSES
Production	5,900
Depletion	5,400
General and administrative	4,700
Total expenses	16,000
Net loss	$(2,500)

Allocation of net loss:
Managing general partner	$(500)
Investor partners	$(2,000)
Net loss per investor partnership unit	$(1)

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE PERIOD April 16, 2009 THROUGH
June 30, 2009
(Unaudited)

	Managing		Investor
	General	Investor	Subscription
	Partner	Partners	Receivable	Total

Balance at April 16, 2009	$—	$—	$—	$—

Partners’ capital contributions:
Cash	—	122,554,200	(45,000)	122,509,200
Tangible equipment/leasehold costs	3,440,600	—	—	3,440,600
Total contributions	3,440,600	122,554,200	(45,000)	125,949,800

Participation in revenues and expenses:
Net production revenues	1,800	5,800	—	7,600
Depletion	(1,200)	(4,200)	—	(5,400)
General and administrative	(1,100)	(3,600)	—	(4,700)
Net loss	(500)	(2,000)	—	(2,500)

Balance at December 31, 2008	$3,440,100	$122,552,200	$(45,000)	$125,947,300

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF CASH FLOWS
FOR THE PERIOD April 16, 2009 THROUGH
June 30, 2009
(Unaudited)

Cash flows from operating activities:
Net loss	$(2,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	5,400
Increase in accounts receivable-affiliate	(7,000)
Increase in accrued liabilities	4,100
Net cash provided by operating activities	—

Cash flows from investing activities:
Oil and gas well drilling contract paid to MGP	(121,957,200)
Net cash used in financing activities	(121,957,200)

Cash flows from financing activities:
Partners’ capital contribution	122,509,200
Net cash provided by financing activities	122,509,200

Net increase in cash and cash equivalents	552,000
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$552,000

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Lease costs	$695,800
Tangible drilling costs	2,744,800
$3,440,600

Asset retirement obligation	$249,000

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Atlas Resources Public 18-2009 (B) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 3,241 Limited Partners or Investor General Partners. The Partnership was formed on April 8, 2008 to drill and operate gas wells located primarily in Pennsylvania, Indiana, Michigan and Tennessee. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of June 30, 2009 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. Management has evaluated subsequent events through August 13, 2009, the date the financial statements were issued. The results of operations for the six months ended June 30, 2009 may not necessarily be indicative of the results of operations for the period ended December 31, 2009. Partnership operations began April 16, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The Partnership’s financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from these estimates.

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2009, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $11,700 at June 30, 2009 which are included in Accounts receivable-affiliate on the Partnership's Balance Sheet.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil and gas properties are recorded at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives. In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	June 30, 2009

Natural gas and oil properties:
Proved properties:
Leasehold interests	$695,800
Wells and related equipment	23,254,600
23,950,400

Accumulated depletion	(5,400)
$23,945,000

Recently Adopted and Issued Financial Accounting Standards

In June 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Partnership adopted the requirements of SFAS No. 165 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership will apply the requirements of SFAS No. 168 to its financial statements and will update its disclosure references to the new FASB codification for the interim period ended September 30, 2009 and does not expect it to have a material impact on its financial position or results of operations.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Issued Financial Accounting Standards (Continued)

In April 2009, the Financial Accounting Standards Board, (“FASB”) issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

Modernization of Oil and Gas Reporting

In December 2008, the Securities and Exchange Commission (“SEC”) announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•
Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing. This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Modernization of Oil and Gas Reporting (Continued)

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. Current rules limit disclosure to only proved reserves.

•	Update and revise reserve definitions to reflect changes in the oil and gas industry and new technologies. New updated definitions include “by geographic area” and “reasonable certainty.”

•	Permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the Partnership’s overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a Partnership’s  reserves preparer or auditor based on Society of Petroleum Engineers criteria.

The Partnership will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Partnership is currently in the process of evaluating the new requirements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Operations are payable at $75 per well per month. Administrative costs incurred for the period ended June 30, 2009 were $200.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Operations are payable at $975 per well per month for Marcellus wells and $1,500, for New Albany and Indiana Wells. For all other wells a fee of $392 is charged per well per month, for operating and maintaining the wells. Well supervision fees incurred for the period ended June 30, 2009 were $3,800.

•
Transportation fees which are included in production expenses in the Partnership's Statement of Operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the period ended June 30, 2009 were $1,800.

•
Assets contributed from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the period ended June 30, 2009 were $3,440,600.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. “Accounts receivable-affiliate” on the Partnership's Balance Sheet represents the net production revenues due from the MGP.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the investor partners.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its Balance Sheet. The following methods and assumptions were used to estimate fair values.

Asset Retirement Obligations. The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment for a legal obligation for an asset retirement obligation such as: amounts and timing of settlements; interest rates; and estimated inflation rates. See Note 5 “Asset Retirement Obligations” for a summary of changes in asset retirement obligations.

Information for assets that are measured at fair value on a nonrecurring basis for the six months ended June 30, 2009 is as follows:

	For the Period April 16, 2009
	Through June 30, 2009

	Level 3	Total

Asset retirement obligations	$249,000	$249,000
Total	$249,000	$249,000

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 5 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

For the Period April 16, 2009
Through June 30, 2009

Asset retirement obligation at beginning of period	$—
Liabilities incurred from drilling wells	249,000
Asset retirement obligation at end of period	$249,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Managing General Partner is not aware of any legal proceedings filed against the Partnership.

Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP's financial condition or results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

We were formed as a Delaware limited partnership on April 16, 2009, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells. We have no employees and rely on our MGP for management, which in turn relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), or Atlas Energy, for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Laurel Mountain Midstream, LLC’s gas gathering system, a newly formed joint-venture between Atlas Energy’s affiliate, Atlas Pipeline Partners, L.P. (NYSE:APL) and The Williams Companies (NYSE:WMB). We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Results of Operations

Partnership operations began April 16, 2009. The Partnership's first wells were turned on-line in June 9, 2009; therefore no comparative data is available for the six months ended June 30, 2008.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

For the Period April 16, 2009
Through June 30, 2009
Production revenues (in thousands):
Gas	$13,500
Oil	—
Total	$13,500

Production volumes:
Gas (mcf/day) (1)	156
Oil (bbls/day) (1)	—
Total (mcfe/day) (1)	156

Average sales prices:
Gas (per mcf) (1)	$3.92
Oil (per bbl) (1)	$—

Average production costs:
As a percent of revenues	44%
Per mcfe (1)	$1.71

Depletion per mcfe	$1.57
____________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $13,500 for the period ended June 30, 2009. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas.

Expenses.  Production expenses were $5,900 for the period ended June 30, 2009.

Depletion was estimated as a percentage of revenues for the period ended June 30, 2009.

General and administrative expenses were $4,700 for the period ended June 30, 2009. These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources

Cash used in investing activities was $121,957,200 during the period ended June 30, 2009. This consisted of oil and gas well drilling contracts paid to MGP.

Cash provided by financing activities was $122,509,200 during the period ended June 30, 2009. This was due to Partners’ capital contribution.

Our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the investor partners.

Recently Adopted and Issued Financial Accounting Standards

In June 2009, the FASB issued Statement No. 165, Subsequent Events or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. We adopted the requirements of SFAS No. 165 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification or Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will apply the requirements of SFAS No. 168 to our financial statements and will update its disclosure references to the new FASB codification for the interim period ended September 30, 2009 and does not expect it to have a material impact on our financial position or results of operations.

In April 2009, the Financial Accounting Standards Board, or FASB issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly or FSP FAS 157-4. FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

Modernization of Oil and Gas Reporting

In December 2008, the Securities and Exchange Commission or SEC announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•
Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing. This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. Current rules limit disclosure to only proved reserves.

•	Update and revise reserve definitions to reflect changes in the oil and gas industry and new technologies. New updated definitions include “by geographic area” and “reasonable certainty.”

•	Permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the Partnership’s overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a Partnership’s reserves preparer or auditor based on Society of Petroleum Engineers criteria.

We will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We are currently in the process of evaluating the new requirements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the MGP’s management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the MGP’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the MGP’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the chief executive officer and chief financial officer, the MGP has carried out an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective at the reasonable assurance level at June 30, 2009.

There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Public 18-2009 (B) L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Public 18-2009 (B) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
____________

(1)	Filed on October 15, 2008 in the Form S-1A Registration Statement dated October 15, 2008, File No. 333-150925-02

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public 18-2009 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 13, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 13, 2009	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 13, 2009	By:/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer