Form 10-Q
period 2009-09-30
Atlas Resources Public #18-2009 (B) L.P.
filed 2009-11-16
CIK 1432985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One) Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheet as of September 30, 2009	3

	Statements of Net Earnings for the period April 16, 2009 through September 30, 2009	4

	Statement of Changes in Partners’ Capital for the period April 16, 2009 through September 30, 2009	5

	Statement of Cash Flows for the period ended September 30, 2009	6

	Notes to Financial Statements	7-18

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-22

Item 4:	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 6:	Exhibits	23

SIGNATURES		24

CERTIFICATIONS		25-28

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
BALANCE SHEET

September 30,
2009
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—
Accounts receivable – affiliate	4,598,300
Short-term hedge receivable due from affiliate	1,464,000
Total current assets	6,062,300

Oil and gas properties, net	114,252,100
Construction in progress	14,202,000
Long-term hedge receivable due from affiliate	1,186,800
$135,703,200

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$22,200
Short-term hedge liability due to affiliate	22,500
Total current liabilities	44,700

Asset retirement obligation	432,600
Long-term hedge liability due to affiliate	417,200

Partners’ capital:
Managing general partner	8,931,600
Investors partners (12,278 units)	123,666,000
Accumulated other comprehensive income	2,211,100
Total partners' capital	134,808,700
$135,703,200

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
REVENUES
Natural gas and oil	$5,712,200	$5,725,700
Total revenues	5,712,200	5,725,700

COSTS AND EXPENSES
Production	1,112,600	1,118,500
Depletion	2,284,800	2,290,200
Accretion of asset retirement obligation	6,400	6,400
General and administrative	26,400	31,100
Total expenses	3,430,200	3,446,200
Net earnings	$2,282,000	$2,279,500

Allocation of net earnings:
Managing general partner	$1,168,200	$1,167,700
Investor partners	$1,113,800	$1,111,800
Net earnings per investor partnership unit	$91	$90

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE PERIOD April 16, 2009 THROUGH
September 30, 2009
(Unaudited)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Income	Total

Balance at April 16, 2009	$—	$—	$—	$—

Partners’ capital contributions:
Cash	—	122,554,200	—	122,554,200
Syndication and offering costs	13,915,300	—	—	13,915,300
Tangible equipment/leasehold costs	7,763,900	—	—	7,763,900
Total contributions	21,679,200	122,554,200	—	144,233,400

Syndication and offering costs,
immediately charged to capital	(13,915,300)	—	—	(13,915,300)
	7,763,900	122,554,200	—	130,318,100
Participation in revenues and expenses:
Net production revenues	1,382,200	3,225,000	—	4,607,200
Depletion	(203,200)	(2,087,000)	—	(2,290,200)
General and administrative	(9,400)	(21,700)	—	(31,100)
Accretion of asset retirement obligation	(1,900)	(4,500)	—	(6,400)
Net earnings	1,167,700	1,111,800	—	2,279,500

Other comprehensive income	—	—	2,211,100	2,211,100

Balance at September 30, 2009	$8,931,600	$123,666,000	$2,211,100	$134,808,700

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF CASH FLOWS
FOR THE PERIOD April 16, 2009 THROUGH
September 30, 2009
(Unaudited)

Cash flows from operating activities:
Net earnings	$2,279,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	2,290,200
Accretion of asset retirement obligation	6,400
Increase in accounts receivable-affiliate	(4,598,300)
Increase in accrued liabilities	22,200
Net cash provided by operating activities	—

Cash flows from investing activities:
Oil and gas well drilling contract paid to MGP	(122,554,200)
Net cash used in investing activities	(122,554,200)

Cash flows from financing activities:
Partners’ capital contribution	122,554,200
Net cash provided by financing activities	122,554,200

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Lease costs	$1,166,300
Tangible drilling costs	6,597,600
Syndication and offering costs	13,915,300
$21,679,200

Asset retirement obligation	$426,200

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Atlas Resources Public 18-2009 (B) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 3,240 Limited Partners or Investor General Partners. The Partnership was formed on April 8, 2008 to drill and operate gas wells located primarily in Pennsylvania, Indiana, Michigan and Tennessee. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC, ("Atlas Energy"), for administrative services. On September 29, 2009, Atlas Energy Resources, LLC and Atlas America, Inc. (“Atlas America”) (NASDAQ: ATLS) merged with Atlas Energy Resources, LLC becoming a wholly owned subsidiary of Atlas America. In addition, Atlas America changed its name to “Atlas Energy, Inc.”

The financial statements as of September 30, 2009 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. Management has considered for disclosure any material subsequent events through November 16, 2009, the date the financial statements were issued. The results of operations for the nine months ended September 30, 2009 may not necessarily be indicative of the results of operations for the period ended December 31, 2009. Partnership operations began April 16, 2009.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2009, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

The Partnership generally sells natural gas and crude oil at prevailing market prices.  Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale are reasonably assured and the sales price is fixed or determinable.  Revenues from the production of natural gas and crude oil in which the Partnership has an interest with other producers are recognized on the basis of the Partnership’s percentage ownership of working interest or overriding royalty. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index, with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $3,407,000 at September 30, 2009 which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

Oil and Gas Properties

The Partnership follows the successful-efforts method of accounting for oil and gas producing activities. Oil and gas properties are recorded at cost.  Depletion is determined on a field-by-field basis using the units-of-production method for well and related equipment costs based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties.  In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of the property are capitalized. Oil is converted to gas equivalent basis (“Mcfe”) at the rate one barrel equals 6 thousand cubic feet (“Mcf”).

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is recorded in operations. Upon the sale or retirement of an individual well, the net book value is credited to accumulated depletion.

September 30,
Oil and gas properties consist of the following at the dates indicated:	2009

Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,166,400
Wells and related equipment	115,375,900
116,542,300

Accumulated depletion	(2,290,200)
$114,252,100

Construction Progress ("CIP") of oil and gas properties at September 30, 2009 was $14,202,000. The remaining balance in CIP of $14,202,000 is expected to be completed in 2009.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Oil and Gas Properties and Long-Lived Assets

The Partnership’s oil and gas properties are reviewed for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Oil and gas properties are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows.

The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets.

The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.  In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production.  Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified.  The Partnership cannot predict what reserve revisions may be required in future periods. There were no impairments of oil and gas properties recorded by the Partnership for the three months and period ended September 30, 2009.

Working Interest

The Partnership agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions, (“the working interest”). The MGP is also provided an additional working interest of 10% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined, and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“Update 2009-05”). Update 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability.  Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05.  The Partnership adopted the requirements on September 30, 2009 and it did not have a material impact on its financial position, results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, Topic 105- Generally Accepted Accounting Principles Amendments Based on Statements of Financial Accounting Standards No. 168- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Update 2009-01”). Update 2009-01 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards.  Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Entities are not required to include specific references to the ASC in their financial statements and, therefore, the Partnership has removed all previous references to FASB authoritative guidance and describes its accounting policies using a “plain English” approach. The Partnership adopted the requirements of Update 2009-01 to its financial statements on September 30, 2009 and it did not have a material impact to the Partnership’s financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Partnership adopted the requirements of this standard on June 30, 2009 and it did not have a material impact to its financial position or results of operations or related disclosures. The adoption of these provisions does not change the Partnership’s current practices with respect to evaluating, recording and disclosing subsequent events.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards (Continued)

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65-4”). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly.  ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of ASC 820-10-65-4 on April 1, 2009 and its adoption did not have a material impact on the Partnership’s financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65-1”), which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted these requirements on April 1, 2009 and its adoption did not have a material impact on the Partnership’s financial position and results of operations.

Modernization of Oil and Gas Reporting

In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

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

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months and period ended September 30, 2009 were $5,000 and $5,200, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $975 per well per month for Marcellus wells and $1,500 per well per month for New Albany and Indiana Wells. For all other wells a fee of $392 is charged per well per month, for operating and maintaining the wells. Well supervision fees incurred for the three months and period ended September 30, 2009 were $59,900 and $63,700, respectively.

•
Transportation fees which are included in production expenses in the Partnership's Statements of Net Earnings are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months and period ended September 30, 2009 were $677,500 and $679,300, respectively.

•
Assets contributed from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the period ended September 30, 2009 were $7,763,900. The $7,763,900 of assets contributed is net of $13,915,300 adjustment for syndication and offering costs to reflect net costs directly attributable to oil and gas properties.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. “Accounts receivable-affiliate” on the Partnership's Balance Sheet represents the net production revenues due from the MGP.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

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

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net earnings and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net earnings, are referred to as "other comprehensive income" and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges. A reconciliation of the Partnership’s comprehensive income for the periods indicated is as follow:

		For the Period
	Three Months	April 16, 2009
	Ended	Through
	September 30,	September 30,
	2009	2009

Net earnings	$2,282,000	$2,279,500
Other comprehensive income:
Unrealized holding gains on hedging contracts	2,912,200	2,912,200
Less: reclassification adjustment for gains realized in net earnings	(701,100)	(701,100)
Total other comprehensive income	2,211,100	2,211,100
Comprehensive income	$4,493,100	$4,490,600

NOTE 5 - DERIVATIVE INSTRUMENTS

The Partnership is exposed to certain risks relating to its ongoing business operations. The risk is managed by using derivative instruments related to commodity price risk. Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil. The Partnership designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value on the balance sheet. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings. The following table summarizes the fair value of derivative instruments as of September 30, 2009 as well as the gain or loss recognized for the three months and period ended September 30, 2009. There were no gains or losses recognized in income for ineffective derivative instruments for the three months and period ended September 30, 2009.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Fair Value of Derivative Instruments:

	Asset Derivatives		Liability Derivatives

Derivatives in		Fair Value		Fair Value
Cash Flow Hedging	Balance Sheet	September 30,	Balance Sheet	September 30,
Relationships	Location	2009	Location	2009

Commodity contracts:	Current assets	$1,464,000	Current liabilities	$(22,500)
	Long-term assets	1,186,800	Long-term liabilities	(417,200)

Total derivatives		$2,650,800		$(439,700)

Effects of Derivative Instruments on Statements of Net Earnings:

	Gain		Gain
	Recognized in OCI		Recognized in OCI
	on Derivative	Location of Gain/(Loss)	on Derivative
	(Effective Portion)	Reclassified from	(Effective Portion)
	Three Months Ended		Three Months Ended
Derivatives in	and Period Ended	Accumulated	and Period Ended
Cash Flow	September 30,	OCI into Income	September 30,
Hedging Relationships	2009	(Effective Portion)	2009

Commodity contracts	$ 2,912,200	Natural gas and oil revenue	$ 701,100

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas and crude oil future option and collar contracts to hedge exposure to changes in natural gas prices and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At September 30, 2009, the Partnership reflected a net hedge asset on its Balance Sheet of $2,211,100. Of the remaining $2,211,100 net unrealized gain in accumulated other comprehensive loss at September 30, 2009, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,441,500 of net gains to its Statements of Net Earnings over the next twelve month period as these contracts settle, and $769,600 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and period ended September 30, 2009 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

As of September 30, 2009, Atlas Energy had allocated to the Partnership the following natural gas volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu) (1)	Asset (2)

2009	178,800	$8.24	$625,800
2010	566,100	7.71	851,600
2011	340,500	7.04	290,300
2012	491,700	7.22	218,600
2013	274,700	7.08	25,600
			$2,011,900

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(MMbtu) (1)	(per MMbtu) (1)	(Liability) (2)

2009	Puts purchased	1,100	$11.00	$6,400
2009	Calls sold	1,100	15.35	—
2010	Puts purchased	60,000	7.84	107,400
2010	Calls sold	60,000	9.01	—
2011	Puts purchased	159,400	6.52	103,700
2011	Calls sold	159,400	7.67	—
2012	Puts purchased	60,900	6.51	400
2012	Calls sold	60,900	7.72	(6,300)
2013	Puts purchased	75,800	6.52	—
2013	Calls sold	75,800	7.81	(12,400)
				$199,200

			Total Net Asset	$2,211,100
_____________

(1) MMBTU represents million British Thermal Units. Bbl represents barrels.
(2) Fair value based on forward NYMEX natural gas prices.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value.

Level 1– Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2– Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3– Unobservable inputs that reflect the entities own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a recurring basis in its balance sheets. The following methods and assumptions were used to estimate fair values.

All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. Information for assets and liabilities measured at fair value on a recurring basis at September 30, 2009 is as follows.

	September 30, 2009
	Level 2	Total

Commodity-based derivatives	$2,211,100	$2,211,100
Total	$2,211,100	$2,211,100

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its Balance Sheet. The following methods and assumptions were used to estimate fair values.

Asset Retirement Obligations.  The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit adjusted risk free rate of the Partnership; and estimated inflation rates. There were new asset retirement obligations incurred for the three months and period ended September 30, 2009 is as follows:

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (Continued)

			For the Period
	Three Months		April 16, 2009
	Ended		Through
	September 30,		September 30,
	2009		2009
	Level 3	Total	Level 3	Total

Asset retirement obligations	$177,200	$177,200	$426,200	$426,200
Total	$177,200	$177,200	$426,200	$426,200

NOTE 7 - ASSET RETIREMENT OBLIGATION

The Partnership recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. It also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership also considers the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit- adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

The Partnership has no assets legally restricted for purposes of settling asset retirement obligations.  Except for its oil and gas properties, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

		For the Period
	Three Months	April 16, 2009
	Ended	Through
	September 30,	September 30,
	2009	2009

Asset retirement obligation at beginning of period	$249,000	$—
Liabilities incurred from drilling wells	177,200	426,200
Accretion expense	6,400	6,400
Asset retirement obligation at end of period	$432,600	$432,600

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

General

We were formed as a Delaware limited partnership on April 16, 2009, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells. We have no employees and rely on our MGP for management, which in turn relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), or Atlas Energy, for administrative services. On September 29, 2009 Atlas Energy completed its merger with Atlas America, Inc. (NASDAQ:ATLS). In addition, Atlas America changed its name to Atlas Energy, Inc.

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

Results of Operations

Partnership operations began April 16, 2009. The Partnership's first wells were turned on-line in June 9, 2009; therefore no comparative data is available for the nine months ended September 30, 2008.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

		For the Period
	Three Months	April 16, 2009
	Ended	Through
	September 30,	September 30,
	2009	2009
Production revenues (in thousands):
Gas	$5,711	$5,725
Oil	1	1
Total	$5,712	$5,726

Production volumes:
Gas (mcf/day) (1)	10,736	8,694
Oil (bbls/day) (1)	1	1
Total (mcfe/day) (1)	10,742	8,700

Average sales prices:
Gas (per mcf) (1)	$5.78	$5.78
Oil (per bbl) (1)	$52.77	$52.77

Average production costs:
As a percent of revenues	19%	20%
Per mcfe (1)	$1.13	$1.13

Depletion per mcfe	$2.31	$2.31
____________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $5,711,100 and $5,724,600 for the three months and period ended September 30, 2009, respectively. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $1,100 for the three months and period ended September 30, 2009, respectively. We expect that our oil revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of oil.

Expenses.  Production expenses were $1,112,600 and $1,118,500 for the three months and period ended September 30, 2009, respectively.

Depletion was estimated as a percentage of revenues were 40% for the three months and period ended September 30, 2009, respectively.

General and administrative expenses were $26,400 and $31,100 for the three months and period ended September 30, 2009, respectively. These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the timing and billing of the costs and services provided to the Partnership.

Liquidity and Capital Resources

Cash used in investing activities was $122,554,200 during the period ended September 30, 2009. This consisted of oil and gas well drilling contracts paid to MGP.

Cash provided by financing activities was $122,554,200 during the period ended September 30, 2009. This was due to Partners’ capital contribution.

Our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.

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

Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board or FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value an Update 2009-05. Update 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. We adopted the requirements on September 30, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, Topic 105- Generally Accepted Accounting Principles Amendments Based on Statements of Financial Accounting Standards No. 168- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles an Update 2009-01. Update 2009-01 establishes the FASB Accounting Standards Codification or ASC as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards.  Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Entities are not required to include specific references to the ASC in their financial statements and, therefore, we have removed all previous references to FASB authoritative guidance and describes our accounting policies using a “plain English” approach. We adopted the requirements of Update 2009-01 to our financial statements on September 30, 2009 and it did not have a material impact to our financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, Subsequent Events or ASC 855-10.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively.  We adopted the requirements of this standard on June 30, 2009 and it did not have a material impact to our financial position or results of operations or related disclosures. The adoption of these provisions does not change our current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly or ASC 820-10-65-4. ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 820-10-65-4 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments or ASC 825-10-65-1, which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted these requirements on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

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

Under the supervision of the chief executive officer and chief financial officer, the MGP has carried out an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective at the reasonable assurance level at September 30, 2009.

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

Atlas Resources Public 18-2009 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 16, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 16, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 16, 2009	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 16, 2009	By:/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer