Form 10-K/A
period 2009-12-31
Atlas Resources Public #18-2009 (B) L.P.
filed 2010-05-21
CIK 1432985

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

Explanatory Note
This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Form 10-K filed by ATLAS RESOURCES PUBLIC 18-2009 (B) L.P. with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (the “Original Filing”), is being filed to reflect revisions to Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Financial Statements.
The Partnership has restated its financial statements for the period from January 31, 2009 (date of formation) through December 31, 2009 and as of December 31, 2009 to reflect an adjustment due to an error in the accounting for an impairment of certain oil and gas properties.
This Form 10-K/A only amends information in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), Item 8 (Financial Statements) and Item 9A (Controls and Procedures). Other Items presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference.
As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Partnership’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.
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
Where can you find more information. We file a Form 10-K/A Annual Report and Form 10-Q Quarterly Reports as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission’s website at www.sec.gov. Any of our filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.
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
Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The preparation of our natural gas and oil reserve estimates were completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2009, we retained Wright & Company, a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of our properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2009. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this amended Annual Report on Form 10-K/A. Results of production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by our independent petroleum engineering firm in preparing their reports. The amounts and timing of future operating costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 and standardized measure values as representative of the current or future fair market value of our proved natural gas and oil properties. PV-10 and standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for the escalation of expenses. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

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
The following discussion provides information to assist in understanding our financial condition and result of operations. This discussion should be read in conjunction with our amended financial statements and related notes appearing elsewhere in this report.
The Partnership has restated its financial statements for the period from January 31, 2009 (date of formation) through December 31, 2009 and as of December 31, 2009 to reflect an adjustment due to an error in the accounting for an impairment of certain oil and gas properties.
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
Impairment of oil and gas properties for the period ended December 31, 2009 was $17,401,400 (Restated). Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value, an impairment charge is recognized. As a result of this assessment, an impairment charge was recognized for the period ended December 31, 2009. This charge is based on reserve quantities, future market values and our carrying value. We cannot provide any assurance that similar charges may or may not be taken in future periods.
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
Impairment of Long-Lived Assets. The cost of oil and gas properties, less estimated salvage value, is depleted on the units-of-production method and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. During the period ended December 31, 2009, we recognized impairment charge of $17,401,400 (Restated) net of an offsetting gain in accumulated other comprehensive income of $295,600.
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
As discussed in Note 11, the Partnership has restated its December 31, 2009 Balance Sheet, and the related Statement of Operations, Comprehensive Loss, Changes in Partners’ Capital, and Cash Flows for the period January 31, 2009 (date of formation) through December 31, 2009 to reflect the correction of an error in the calculation of impairment expense.
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
/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 30, 2010 (except for Note 11 as to which the date is May 21, 2010)

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
BALANCE SHEET
DECEMBER 31,
(Restated)

2009

ASSETS
Current assets:
Cash and cash equivalents	$4,442,800
Accounts receivable — affiliate	8,479,500
Short-term hedge receivable due from affiliate	5,260,100

Total current assets	18,182,400

Oil and gas properties, net	106,407,800
Long-term hedge receivable due from affiliate	4,447,400

$129,037,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$552,800
Short-term hedge liability due to affiliate	64,100

Total current liabilities	616,900

Asset retirement obligation	431,100
Long-term hedge liability due to affiliate	685,000

Partners’ capital:
Managing general partner	10,849,400
Investors partners (12,278 units)	107,792,400
Accumulated other comprehensive income	8,662,800

Total partners’ capital	127,304,600

$129,037,600

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 31, 2009 (date of formation) THROUGH
DECEMBER 31, 2009
(Restated)

2009
REVENUES
Natural gas and oil	$17,054,200
Interest income	300

Total revenues	17,054,500

COST AND EXPENSES
Production	4,618,400
Depletion	8,185,900
Accretion of asset retirement obligation	12,900
Impairment of oil and gas properties	17,401,400
General and administrative	66,700

Total expenses	30,285,300

Net loss	$(13,230,800)

Allocation of net earnings (loss):
Managing general partner	$1,531,000

Investor partners	$(14,761,800)

Net loss per investor partnership unit	$(1,202)

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF COMPREHENSIVE LOSS
FOR THE PERIOD JANUARY 31, 2009 (date of formation) THROUGH
DECEMBER 31, 2009
(Restated)

2009

Net loss	$(13,230,800)
Other comprehensive income (loss):
Unrealized holding gain on hedging contracts	12,730,900
Less: reclassification adjustment for gains realized in net earnings	(4,068,100)

Total other comprehensive income	8,662,800

Comprehensive loss	$(4,568,000)

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE PERIOD JANUARY 31, 2009 (date of formation) THROUGH
DECEMBER 31, 2009
(Restated)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Income	Total

Balance at January 31, 2009	$100	$—	$—	$100

Partners’ capital contributions:
Cash	—	122,554,200	—	122,554,200
Syndication and offering costs	14,064,800	—	—	14,064,800
Tangible equipment/leasehold costs	9,318,300	—	—	9,318,300

Total contributions	23,383,200	122,554,200	—	145,937,400

Syndication and offering costs, immediately charged to capital	(14,064,800)	—	—	(14,064,800)

	9,318,400	122,554,200	—	131,872,600

Participation in revenue and costs and expenses:
Net production revenues	3,730,700	8,705,100	—	12,435,800
Interest income	100	200	—	300
Depletion	(696,200)	(7,489,700)	—	(8,185,900)
Impairment of oil and gas properties	(1,479,800)	(15,921,600)	—	(17,401,400)
General and administrative	(20,000)	(46,700)	—	(66,700)
Accretion of asset retirement obligation	(3,800)	(9,100)	—	(12,900)

Net earnings (loss)	1,531,000	(14,761,800)	—	(13,230,800)

Other comprehensive income	—	—	8,662,800	8,662,800

Balance at December 31, 2009	$10,849,400	$107,792,400	$8,662,800	$127,304,600

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 31, 2009 (date of formation) THROUGH
DECEMBER 31, 2009
(Restated)

2009
Cash flows from operating activities:
Net loss	$(13,230,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	8,185,900
Accretion of asset retirement obligation	12,900
Impairment of oil and gas properties	17,697,000
Non cash gain on derivative	(295,600)
Increase in accounts receivable-affiliate	(8,479,500)
Increase in accrued liabilities	552,800

Net cash provided by operating activities	4,442,700

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	(122,554,200)

Net cash used in investing activities	(122,554,200)

Cash flows from financing activities:
Initial capital contribution by MGP	100
Partners’ capital contributions	122,554,200

Net cash provided by financing activities	122,554,300

Net increase in cash and cash equivalents	4,442,800
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$4,442,800

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by the managing general partner:
Tangible equipment	$8,150,500
Lease costs	1,167,800
Syndication and offering costs	14,064,800

$23,383,100

Asset retirement obligation	$418,200

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

December 31,
2009
Oil and gas properties consist of the following at the date indicated:

Proved properties:
Leasehold interests	$1,087,800
Wells and related equipment	128,395,300

129,483,100

Accumulated depletion (Restated)	(23,075,300)

$106,407,800

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
The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows. The review is done by determining if the historical cost of proved properties less the applicable accumulated depletion and salvage value is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets. The fair market value is determined as the present value of future net revenues from the production of proved reserves discounted using an annual discount rate of 12% in 2009. During 2009, the Partnership recognized an impairment charge of $17,401,400 (Restated), net an offsetting gain in other comprehensive income of $295,600.
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

NOTE 10 — NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)
(1) Capitalized Costs Related to Oil and Gas Producing Activities
The following table presents the capitalized costs related to natural gas and oil producing activities at the period indicated:

December 31,
2009
Leasehold interest	$1,087,800
Wells and related equipment	128,395,300
Accumulated depletion	(23,075,300)

Net capitalized cost	$106,407,800

(2)	Oil and Gas Reserve Information
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

NOTE 11- RESTATEMENT OF FINANCIAL INFORMATION
Subsequent to the original release of Atlas Public 18-2009 (B) L.P.’s December 31, 2009 financial statements, the Partnership concluded the financial statements are required to be restated due to an accounting error. Management determined there to be an error in calculating an impairment of certain oil and gas properties. As a result, the net book value of the assets included in the impairment calculation was understated by $2,807,500. A restatement was necessary to record an additional $2,807,500 of impairment charges.
The effect of these adjustments on the financial statements is as follows:

	Previously	Increase
	Reported	(Decrease)	Restated
Oil and gas properties	$109,215,300	$(2,807,500)	$106,407,800
Total Assets	131,845,100	(2,807,500)	129,037,600

Investor Partners	$110,361,200	$(2,568,800)	$107,792,400
Managing General Partners	11,088,100	(238,700)	10,849,400
Total partner’s capital	130,112,100	(2,807,500)	127,304,600
Total Liabilities and Partner’s Capital	131,845,100	(2,807,500)	129,037,600

Impairment of Oil and Gas Properties	$14,593,900	$2,807,500	$17,401,400
Total Expense	27,477,800	2,807,500	30,285,300
Net Loss	(10,423,300)	(2,807,500)	(13,230,800)

Allocation of net earnings
Managing General Partner	1,769,700	(238,700)	1,531,000
Investor Partners	(12,193,000)	(2,568,800)	(14,761,800)
Net Loss per investor partnership unit	(993)	(209)	(1,202)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, our disclosure controls and procedures were not effective due to a material weakness in the controls, as evidenced by the restatement of our December 31, 2009 financial statements due to the errors in such financial statements.
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
A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to the issuance of the Form 10-K for the year ended December 31, 2009, we identified an error relative to the calculation of impairment over oil and gas properties. This error has resulted in a restatement of the 2009 financial statements and was an indication that a material weakness was present at December 31, 2009, increasing the likelihood to more than remote that a material misstatement of oil and gas properties and the impairment of oil and gas properties would not be prevented or detected. This deficiency ultimately affects the accuracy of our financial statement reporting and disclosures. As a result, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2009 and that the deficiency constitutes a material weakness. We are in the process of implementing corrective actions which include a combination of education, oversight and electronic analysis that are designed to prevent this specific error from occurring in the future.
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
Changes in Internal Control Over Financial Reporting
We plan to implement a number of planned procedures designed to remediate the material weakness. These procedures include: (1) additional oversight of the impairment calculations; (2) additional management reviews of the impairment calculations; and (3) additional electronic analysis. These planned procedures will be implemented in the quarter ended June 30, 2010.

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

With respect to the biographical information set forth below:
•
the approximate amount of an individual’s professional time devoted to the business and affairs of our MGP and Atlas Energy, Inc. have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our MGP, if it is stated that they devote approximately 100% of their professional time to our MGP and Atlas Energy, Inc., it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our MGP and Atlas America as compared with the other affiliates of our MGP, such as Viking Resources or Resource Energy.

Freddie M. Kotek has been an Executive Vice President since February 2004 and served as a director from September 2001 until February 2004. Mr. Kotek has been Chairman of Atlas Resources, LLC since September 2001 and has served as an Executive Vice President since October 2009. He has also served as Chief Executive Officer and President of Atlas Resources since January 2002. Mr. Kotek was our Chief Financial Officer from February 2004 until March 2005. Mr. Kotek was a Senior Vice President of Resource America from 1995 until May 2004 and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004... Kotek will devote approximately 95% of his professional time to the business and affairs of the MGP and Atlas Energy, Inc., Atlas Energy Resources, LLC and Atlas Energy Management, Inc., and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.
Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January 2001. Mr. Carolas has been an Executive Vice President of Atlas America since January 2001 and served as a Director of Atlas America from January 2002 until February 2004. Mr. Carolas has been a Senior Vice President of Atlas Energy Management, Inc. since 2006. Mr. Carolas was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Carolas served as Vice President of Land and Geology for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the MGP. Mr. Carolas is a certified petroleum geologist and has been with the MGP and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas Energy, Inc., Atlas Energy Resources, LLC and Atlas Energy Management, Inc.
Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been an Executive Vice President of Atlas America since January 2001 and was a Director of Atlas America from January 2002 until February 2004. Mr. Simmons has been a Senior Vice President of Atlas Energy Management, Inc., since 2006. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Mr. Simmons received his Bachelor of Science degree with honors from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 90% of his professional time to the business and affairs of the MGP, Atlas Energy, Inc., and the remainder of his professional time to the business and affairs of the MGP’s other affiliates, primarily Viking Resources and Resource Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Jack L. Hollander. Senior Vice President — Direct Participation Programs since January 2002 and before that he served as Vice President — Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President — Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, and the Chairman of the Investment Program Association which is an industry association, as of March 2005. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas Energy, Inc., Atlas Energy Resources, LLC and Atlas Energy Management, Inc.
Sean P. McGrath has been our Chief Accounting Officer and the Chief Accounting Officer of Atlas Energy Resources since December 2008. Mr. McGrath served as the Chief Accounting Officer of Atlas Pipeline Holdings GP from January 2006 until November 2009 and as the Chief Accounting Officer of Atlas Pipeline GP from May 2005 until November 2009. Mr. McGrath was the Controller of Sunoco Logistics Partners L.P., a publicly-traded partnership that transports, terminals and stores refined products and crude oil, from 2002 to 2005. From 1998 to 2002, Mr. McGrath was Assistant Controller of Asplundh Tree Expert Co., a utility services and vegetation management company. Mr. McGrath is a Certified Public Accountant. Mr. McGrath will devote approximately 70% of his professional time to the business and affairs of the managing general partner and Atlas Energy, Inc., and the remainder of his professional time to the business and affairs of the managing general partner’s other affiliates.
Matthew A. Jones has been our Chief Financial Officer since March 2005 and an Executive Vice President since October 2009. Mr. Jones has been the Chief Financial Officer of Atlas Energy Resources and Atlas Energy Management since their formation. Mr. Jones served as the Chief Financial Officer of Atlas Pipeline Holdings GP from January 2006 until September 2009 as the Chief Financial Officer of Atlas Pipeline GP from March 2005 to September 2009. From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director. Mr. Jones worked in Friedman Billings Ramsey’s Energy Investment Banking Group from 1999 to 2005, and in Friedman Billings Ramsey’s Specialty Finance and Real Estate Group from 1996 to 1999. Mr. Jones has served as a director of Atlas Pipeline Holdings GP since February 2006. Mr. Jones is a Chartered Financial Analyst. Mr. Jones devotes approximately 55% of his professional time to the business and affairs of the MGP, Atlas Energy, Inc., Atlas Energy Resources, LLC and Atlas Energy Management, Inc. and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.
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

PART IV

ITEM 15.	EXHIBITS
EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for Atlas Resources Public 18-2009 (B) L.P.	Previously filed in our Form S-1/A on October 10, 2007

4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas Resources Public 18-2009 (B) L.P.	Previously filed in our Form S-1/A on October 10, 2007

4(c)	Drilling and Operating Agreement for Atlas Resources Public 18-2009 (B) L.P.	Previously filed in our Form S-1/A on October 10, 2007

23.1	Consent of Wright and Company, Inc.	Previously filed in our Form 10-K for the year ended December 31, 2009

31.1	Rule 13a-14(a)/15(d) — 14 (a) Certification

31.2	Rule 13a-14(a)/15(d) — 14 (a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

99.1	Summary Reserve Report	Previously filed in our Form 10-K for the year ended December 31, 2009

(1)	Filed on October 15, 2008 in the Form S-1A Registration Statement dated October 15, 2008, File No. 333-150925-02

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas Resources Public 18-2009 (B) L.P.

Date: May 21, 2010	Atlas Resources, LLC, Managing General Partner
	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2010	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: May 21, 2010	By:	/s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President — Land and Geology

Date: May 21, 2010	By:	/s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President — Operations

Date: May 21, 2010	By:	/s/ Sean P. McGrath
Sean McGrath, Chief Accounting Officer

Date: May 21, 2010	By:	/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer
Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers
An annual report will be furnished to security holders subsequent to the filing of this report.