Form 10-Q
period 2010-03-31
Atlas Resources Public #18-2009 (B) L.P.
filed 2010-05-21
CIK 1432985

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-150925-02
ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
(Name of small business issuer in its charter)

Delaware	26-3223040
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Rd. 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)
Issuer’s telephone number, including area code: (412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of March 31, 2010 and December 31, 2009	3

Statements of Operations for the Three Months ended March 31, 2010	4

Statement of Changes in Partners’ Capital for the Three Months ended March 31, 2010	5

Statements of Cash Flows for the Three Months ended March 31, 2010	6

Notes to Financial Statements	7-16

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19

Item 4: Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	19

Item 6: Exhibits	20

SIGNATURES	21

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,500	$4,442,800
Accounts receivable — affiliate	12,477,800	8,479,500
Short-term hedge receivable due from affiliate	8,573,600	5,260,100

Total current assets	21,052,900	18,182,400

Oil and gas properties, net	103,696,300	106,407,800
Long-term hedge receivable due from affiliate	7,982,200	4,447,400

	$132,731,400	$129,037,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$684,100	$552,800
Short-term hedge liability due to affiliate	49,600	64,100

Total current liabilities	733,700	616,900

Asset retirement obligation	437,600	431,100
Long-term hedge liability due to affiliate	1,637,900	685,000

Partners’ capital:
Managing general partner	10,275,900	10,849,400
Investors partners (12,278.00 units)	105,028,900	107,792,400
Accumulated other comprehensive income	14,617,400	8,662,800

Total partners’ capital	129,922,200	127,304,600

	$132,731,400	$129,037,600

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF OPERATIONS
(Unaudited)

Three Months
Ended
March 31,
2010
REVENUES

Natural gas and oil	$11,166,300
Interest income	2,000

Total revenues	11,168,300

COSTS AND EXPENSES
Production	2,677,400
Depletion	3,918,800
Accretion of asset retirement obligation	6,500
General and administrative	35,000

Total expenses	6,637,700

Net earnings	$4,530,600

Allocation of net earnings (loss):
Managing general partner	$2,215,600

Investor partners	$2,315,000

Net earning per investor partnership unit	$189

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED
March 31, 2010
(Unaudited)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2010	$10,849,400	$107,792,400	$8,662,800	$127,304,600

Partners’ capital contributions:
Syndication and offering costs	33,400	—	—	33,400

Total contributions	33,400	—	—	33,400

Syndication and offering costs, immediately charged to capital	(33,400)	—	—	(33,400)

Participation in revenues and expenses:
Net production revenues	2,546,700	5,942,200	—	8,488,900
Interest income	600	1,400	—	2,000
Depletion	(319,300)	(3,599,500)	—	(3,918,800)
General and administrative	(10,500)	(24,500)	—	(35,000)
Accretion of asset retirement obligation	(1,900)	(4,600)	—	(6,500)

Net earnings	2,215,600	2,315,000	—	4,530,600

Other comprehensive income	—	—	5,954,600	5,954,600

Working interest adjustment	68,600	1,273,900	—	1,342,500

Assets returned	(135,200)	—	—	(135,200)

Distributions to partners	(2,722,500)	(6,352,400)	—	(9,074,900)

Balance at March 31, 2010	$10,275,900	$105,028,900	$14,617,400	$129,922,200

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months
Ended
March 31,
2010
Cash flows from operating activities:
Net earnings	$4,530,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	3,918,800
Non cash loss on derivative value	44,700
Accretion of asset retirement obligation	6,500
Increase in accounts receivable-affiliate	(3,998,300)
Increase in accrued liabilities	131,300

Net cash provided by operating activities	4,633,600

Cash flows from financing activities:
Distributions to partners	(9,074,900)

Net cash used in financing activities	(9,074,900)

Net decrease in cash and cash equivalents	(4,441,300)
Cash and cash equivalents at beginning of period	4,442,800

Cash and cash equivalents at end of period	$1,500

Supplemental Schedule of non-cash investing and financing activities:

Assets (returned to) contributed by managing general partner:
Lease costs	$(51,000)
Tangible drilling costs	(84,200)
Syndication and offering costs	33,400

$(101,800)

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas Resources Public 18-2009 (B) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 3,240 Limited Partners or Investor General Partners. The Partnership was formed on January 31, 2009 to drill and operate gas wells located primarily in Pennsylvania, Tennessee, Michigan and Indiana. Partnership operations began April 16, 2009. The Partnership’s first wells were turned on-line in June 9, 2009.
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
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2009, is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the amended Form 10-K/A. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s amended Annual Report on Form 10-K/A for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 may not necessarily be indicative of the results of operation for the year ended December 31, 2010.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s amended Form 10-K/A for the period ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three months ended March 31, 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the Partnership’s MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2010 and December 31, 2009, the Partnership’s MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership records and estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at March 31, 2010 and December 31, 2009 of $6,601,900 and $6,703,000, respectively, which are included in accounts receivable-affiliate within the Partnership’s Balance Sheets.
Impairment of Long-Lived Assets
The Partnership reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.
The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Impairment of Long-Lived Assets (Continued)
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
Oil and Gas Properties
The Partnership follows the successful-efforts method of accounting for oil and gas producing activities. Oil and gas properties are recorded at cost. Depletion is determined on a field-by-field basis using the units-of-production method for well and related equipment costs based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of the property are capitalized. The Partnership is required to consider estimated salvage value in the calculation of depletion. Oil and gas properties consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,036,800	$1,087,800
Wells and related equipment	128,292,500	128,395,300

	129,329,300	129,483,100

Accumulated depletion	(25,633,000)	(23,075,300)

	$103,696,300	$106,407,800

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Oil and Gas Properties (Continued)
The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows. During the year ended December 31, 2009, the Partnership recognized an impairment charge of $17,401,400, net of an offsetting gain in other comprehensive income of $295,600. There was no impairment charges recognized for the three month period ending March 31, 2010.
Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the Statement of Operations. As a result of retirements, the Partnership reclassified $18,600 from oil and gas properties, to accumulated depletion for the three months ended March 31, 2010.
Recently Adopted Accounting Standards
In January 2010, the FASB issued Accounting Standards Update 2010-02, “Fair Value Measurement and Disclosures (Topic (820) — Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The Partnership applied the requirements of Update 2010-06 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.
NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2010 were $10,700.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $975 per well per month for Marcellus wells and $1,500 per month, for New Albany and Indiana Wells. For all other wells a fee of $392 is charged per will per month, for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2010 were $144,000.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
•
Transportation fees which are included in production expenses in the Partnership’s Statement of Operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2010 were $1,404,700.

•	Assets returned to the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the three months ended March 31, 2010 were $135,200.
The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s Balance Sheets represents the net production revenues due from the MGP.
Subordination by Managing General Partner
Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the investor partners (February 2010). Since inception of the program, the MGP has not been required to subordinate any of its distributions to its limited partners.
NOTE 4 — COMPREHENSIVE INCOME
Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States, have not been recognized in the calculation of net income. These changes, other than net Income, are referred to as “other comprehensive income” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedge. A reconciliation of the Partnership’s comprehensive income for the period indicated is as follows:

Three Months
Ended
March 31,
2010

Net income	$4,530,600
Other comprehensive income:
Unrealized holding gain on hedging contracts	8,513,900
Less: reclassification adjustment for gains realized in net earnings	(2,559,300)

Total other comprehensive income	5,954,600

Comprehensive income	$10,485,200

NOTE 5 — DERIVATIVE INSTRUMENTS
The MGP on behalf of the Partnership uses a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP enters into financial instruments to hedge the Partnership’s forecasted natural gas, and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, and crude oil is sold. Under swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, and crude oil at a fixed price for the relevant contract period.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
The MGP formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the MGP through the utilization of market data, will be recognized immediately in the Partnership’s Statements of Operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income and will reclassify commodity derivatives to gas and oil production revenues in the Partnership’s Statements of Operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within gain (loss) on mark-to-market derivatives in its Statements of Operations as they occur. The following table summarizes the fair value of derivative instruments as of March 31, 2010 and December 31, 2009, as well as the gain or loss on the derivative instruments as of March 31, 2010.
Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009

Commodity contracts:	Current assets	$8,573,600	$5,260,100	Current liabilities	$(49,600)	$(64,100)
	Long-term assets	7,982,200	4,447,400	Long-term liabilities	(1,637,900)	(685,000)

Total derivatives		$16,555,800	$9,707,500		$(1,687,500)	$(749,100)

Effects of Derivative Instruments on Statements of Operations:

	Gain		Gain
	Recognized in OCI		Reclassified from OCI into
	on Derivative	Location of Gain	Income
	(Effective Portion)	Reclassified from	(Effective Portion)
Derivatives in	Three Months Ended	Accumulated	Three Months Ended
Cash Flow	March 31,	OCI into Income	March 31,
Hedging Relationships	2010	(Effective Portion)	2010

Commodity contracts:	$8,513,900	Natural gas and oil revenue	$2,559,300

At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
At March 31, 2010, the Partnership reflected a net hedge asset on our Balance Sheets of $14,868,300, however unrealized gain of $250,900 recognized in income results in a net accumulated other comprehensive income balance of $14,617,400. The unrealized gain of $250,900 is comprised solely from 2009 impairments. Of the remaining $14,617,400, net unrealized gain in accumulated other comprehensive income at March 31, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $8,394,300 of net gains to its Statements of Operations over the next twelve month period as these contracts settle, and $6,223,100 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Operations while the hedge contract is open and may increase or decrease until settlement of the contract.
As of March 31, 2010, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu)(1)	(per MMbtu)(1)	Asset(2)

2010	2,216,200	$7.35	$6,786,600
2011	1,644,900	6.69	2,810,400
2012	1,244,400	6.85	1,838,200
2013	802,400	6.82	687,400

			$12,122,600

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu)(1)	(per MMbtu)(1)	Asset(2)

2010	Puts purchased	157,600	$7.84	$643,800
2010	Calls sold	157,600	9.01	—
2011	Puts purchased	858,400	6.20	1,284,600
2011	Calls sold	858,400	7.28	—
2012	Puts purchased	529,500	6.22	463,500
2012	Calls sold	529,500	7.31	—
2013	Puts purchased	635,700	6.23	340,200
2013	Calls sold	635,700	7.39	—

				$2,732,100

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)(1)	(per Bbl)(1)	Asset(3)

2010	700	$97.22	$8,500
2011	700	77.46	1,500
2012	500	76.86	500
2013	100	77.36	200

			$10,700

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)(1)	(per Bbl)(1)	Asset(3)

2010	Puts purchased	400	$85.00	$2,100
2010	Calls sold	400	112.55	—
2011	Puts purchased	500	67.22	400
2011	Calls sold	500	89.44	—
2012	Puts purchased	300	65.51	300
2012	Calls sold	300	91.45	—
2013	Puts purchased	100	65.36	100
2013	Calls sold	100	93.44	—

				$2,900

			Total Net Asset	$14,868,300

(1)	MMBTU represents million British Thermal Units. Bbl represents barrels.

(2)	Fair value based on forward NYMEX natural gas prices as applicable.

(3)	Fair value based on forward WTI crude oil prices as applicable.
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Level 3 — Unobservable inputs that reflect the entities own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 5). The Partnership’s derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. Assets and Liabilities measured at fair value at March 31, 2010 and December 31, 2009 were as follows.

	March 31, 2010		December 31, 2009
	Level 2	Total	Level 2	Total

Commodity-based derivatives	$14,868,300	$14,868,300	$8,958,400	$8,958,400

Total	$14,868,300	$14,868,300	$8,958,400	$8,958,400

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Partnership estimates the fair value of asset retirement obligations, using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amount and timing of settlements; the risk-free rate of the Partnership; and estimated inflation rates (see Note 7).
The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets. The fair market value using Level 3 inputs is determined as the present value of future net revenues from the production of proved reserves discounted using an annual discount rate of 12% in 2009 (see Note 2).
NOTE 7 — ASSET RETIREMENT OBLIGATION
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

ATLAS RESOURCES PUBLIC 18-2009 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 7 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the period indicated is as follows:

Three Months
Ended
March 31,
2010

Asset retirement obligation at beginning of period	$431,100
Accretion expense	6,500

Asset retirement obligation at end of period	$437,600

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Forward-Looking Statements
When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.
General
We were formed as a Delaware limited partnership on January 31, 2009, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells.
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

Results of Operations
Partnership operations began April 16, 2009. The Partnership’s first wells were turned on-line in June 9, 2009, therefore no comparative data is available for the three months ended March 31, 2009.
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

Three Months
Ended
March 31,
2010

Production revenues (in thousands):
Gas	$10,886
Oil	170
Liquid	110

Total	$11,166

Production volumes:
Gas (mcf/day) (1)	18,730
Oil (bbls/day) (1)	37
Liquid (bbl/day) (1)	25

Total (mcfe/day) (1)	19,102

Average sales prices: (2)
Gas (per mcf) (1) (3)	$6.48
Oil (per bbl) (1) (4)	$50.66
Liquid (per bbl) (1)	$48.76

Average production costs:
As a percent of revenues	24%
Per mcfe (1)	$1.57

Depletion per mcfe	$2.30

(1)
“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl. Liquid gallons are converted into bbls by a ratio of 42 gallons per bbl.

(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $44,600 for the three months ended March 31, 2010. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $100 for the three months ended March 31, 2010. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $10,886,100 for the three months ended March 31, 2010. We expect that our natural gas revenues will increase over the next year.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $170,000 for the three months ended March 31, 2010.
Natural Gas Liquids Revenue. The majority of our wells produce “dry gas,” which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas,” which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $110,200 for the three months ended March 31, 2010.
Expenses. Production expenses were $2,677,400 for the three months ended March 31, 2010.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 35% for the three months ended March 31, 2010.
General and administrative expenses were $35,000 for the three months ended March 31, 2010. These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to the timing and billing of the costs and services provided to us.
Liquidity and Capital Resources
Cash provided by operating activities was $4,633,600 in the three months ended March 31, 2010. This was due to net earnings before depletion and accretion of $8,455,900 and a net non-cash loss on derivative values of $44,700, partially offset by the change in accounts receivable-affiliate that decreased operating cash flows by $3,998,300.
Cash used in investing activities was $9,074,900 during the three months ended March 31, 2010. This was entirely due to distributions to partners.
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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our amended Annual Report on Form 10-K/A for the year ended December 31, 2009.

Subordination by Managing General Partner
Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the investor partners (February 2010). Since inception of the program, the MGP has not been required to subordinate any of its distributions to its limited partners.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2010, our disclosure controls and procedures were not effective due to a material weakness in the controls, as evidenced by the restatement of our December 31, 2009 financial statements due to the errors in such financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. However, we plan to implement a number of planned procedures designed to remediate the material weakness. These procedures include: (1) additional oversight of the impairment calculations; (2) additional management reviews of the impairment calculations; and (3) additional electronic analysis. These planned procedures will be implemented in the quarter ended June 30, 2010.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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

Date: May 21, 2010	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: May 21, 2010	By:	/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 21, 2010	By:	/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer