Form 10-Q
period 2012-03-31
Atlas Resources Public #18-2009 (B) L.P.
filed 2012-05-14
CIK 1432985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer’s telephone number, including area code: (412)-489-0006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$752,300	$623,000
Accounts receivable – affiliate	3,672,500	4,709,700

Total current assets	4,424,800	5,332,700
Oil and gas properties, net	82,156,800	84,394,100
Long-term receivable-affiliate	781,000	1,020,500

	$87,362,600	$90,747,300

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$335,100	$435,500

Total current liabilities	335,100	435,500
Asset retirement obligation	847,900	837,200
Partners’ capital:
Managing general partner	7,587,600	7,805,700
Limited partners (12,278 units)	76,592,100	79,272,500
Accumulated other comprehensive income	1,999,900	2,396,400

Total partners’ capital	86,179,600	89,474,600

	$87,362,600	$90,747,300

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES
Natural gas, oil and liquid gas	$2,899,300	$5,594,000
Interest income	100	300

Total revenues	2,899,400	5,594,300
COSTS AND EXPENSES
Production	902,900	1,154,300
Depletion	2,278,000	2,756,900
Accretion of asset retirement obligation	10,700	10,200
General and administrative	37,200	35,100

Total costs and expenses	3,228,800	3,956,500

Net (loss) income	$(329,400)	$1,637,800

Allocation of net (loss) income:
Managing general partner	$189,100	$988,400

Limited partners	$(518,500)	$649,400

Net (loss) income per limited partnership unit	$(42)	$53

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(329,400)	$1,637,800
Other comprehensive (loss) income:
Unrealized holding gain on hedging contracts	—	766,300
Difference in estimated monetized gains receivable	267,200	—
Less: reclassification adjustment for gains realized in net (loss) income	(663,700)	(1,916,200)

Total other comprehensive loss	(396,500)	(1,149,900)

Comprehensive (loss) income	$(725,900)	$487,900

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED

March 31, 2012

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$7,805,700	$79,272,500	$2,396,400	$89,474,600
Participation in revenues and expenses:
Net production revenues	411,500	1,584,900	—	1,996,400
Interest income	—	100	—	100
Depletion	(208,900)	(2,069,100)	—	(2,278,000)
Accretion of asset retirement obligation	(3,000)	(7,700)	—	(10,700)
General and administrative	(10,500)	(26,700)	—	(37,200)

Net (loss) income	189,100	(518,500)	—	(329,400)
Other comprehensive loss	—	—	(396,500)	(396,500)
Distributions to partners	(407,200)	(2,161,900)	—	(2,569,100)

Balance at March 31, 2012	$7,587,600	$76,592,100	$1,999,900	$86,179,600

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(329,400)	$1,637,800
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion	2,278,000	2,756,900
Non cash loss on derivative value	27,000	23,900
Accretion of asset retirement obligation	10,700	10,200
Decrease in accounts receivable-affiliate	853,200	356,000
Decrease in accrued liabilities	(100,400)	(105,700)

Net cash provided by operating activities	2,739,100	4,679,100
Cash flows from investing activities:
Proceeds from sale of tangible equipment	5,600	—
Purchase of tangible equipment	(46,300)	—

Net cash used in investing activities	(40,700)	—
Cash flows from financing activities:
Distributions to partners	(2,569,100)	(4,565,800)

Net cash used in financing activities	(2,569,100)	(4,565,800)

Net increase in cash and cash equivalents	129,300	113,300
Cash and cash equivalents at beginning of period	623,000	1,600,000

Cash and cash equivalents at end of period	$752,300	$1,713,300

Supplemental Schedule of non-cash investing and financing activities:
Assets contributed by managing general partner:
Tangible drilling costs	$—	$55,300
Intangible drilling costs	—	534,300

	$—	$589,600

Distribution to managing general partner	$—	$54,600

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Atlas Resources Public 18-2009 (B) L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

On February 17, 2011, Atlas Energy L.P., formerly known as Atlas Pipeline Holdings, L.P.(“Atlas Energy”), a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).

In March 2012, Atlas Energy contributed to ARP, a newly formed exploration and production master limited partnership, substantially all of Atlas Energy’s natural gas and oil development and production assets and its partnership management business, including ownership of our MGP. Atlas Energy also distributed an approximate 19.6% limited partner interest in ARP to its unitholders, retaining a 78.4% limited partner interest. Atlas Energy also owns ARP’s general partner, which owns a 2% general partner interest and all of the incentive distribution rights in ARP.

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

The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2011 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 may not necessarily be indicative of the results of operations for the year ended December 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).

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

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three months ended March 31, 2012 and 2011 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2012 and December 31, 2011, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $2,278,000 and $2,756,900 for the three months ended March 31, 2012 and 2011, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	March 31, 2012	December 31, 2011
Proved properties:
Leasehold interests	$1,055,800	$1,055,800
Wells and related equipment	132,298,500	132,257,800

	133,354,300	133,313,600
Accumulated depletion and impairment	(51,197,500)	(48,919,500)

Oil and gas properties, net	$82,156,800	$84,394,100

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There was no impairment charge recognized during the three months ended March 31, 2012. During the year ended December 31, 2011, the Partnership recognized an impairment charge of $3,221,300, net of an offsetting gain in accumulated other comprehensive income of $117,900.

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

March 31, 2012

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Partnership generally sells natural gas and crude oil at prevailing market prices. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil, in which the Partnership has an interest with other producers, are recognized on the basis of its percentage ownership of working interest and/or overriding royalty.

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at March 31, 2012 and December 31, 2011 of $1,581,500 and $2,161,400, respectively, which were included in accounts receivable-affiliate within the Partnership’s balance sheets.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net loss and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive (loss) income” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

Recently Adopted Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“Update 2011-12”). The amendments in this update effectively defer implementation of changes made in Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“Update 2011-05”), related to the presentation of reclassification adjustments out of accumulated other comprehensive income. Under Update 2011-05 which was issued by the FASB in June 2011, entities are provided the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As a result of Update 2011-12, entities are required to disclose reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to Update 2011-05. All other requirements in Update 2011-05 are not affected by Update 2011-12. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. Accordingly, entities are not required to comply with presentation requirements of Update 2011-05 related to the disclosure of reclassifications out of accumulated other comprehensive income. The Partnership included separate but consecutive statements of income and comprehensive income within its Form 10-Qs upon the adoption of these ASUs on January 1, 2012. The adoption had no material impact on the Partnership’s financial condition or results of operations.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards (Continued)

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities (“Update 2011-11”). The amendments in this update require an entity to disclose both gross and net information about both financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. An entity shall disclose at the end of a reporting period certain quantitative information separately for assets and liabilities that are within the scope of Update 2011-11, as well as provide a description of the rights of setoff associated with an entity’s recognized assets and recognized liabilities subject to an enforceable master netting arrangement or similar agreement. Entities are required to implement the amendments for interim and annual reporting periods beginning after January 1, 2013 and shall be applied retrospectively for any period presented that begins before the date of initial application. The Partnership has elected to early adopt these requirements and updated its disclosures to meet these requirements effective January 1, 2012. The adoption had no material impact on the Partnership’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“Update 2011-04”). The amendments in Update 2011-04 revise the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements in U.S. GAAP. For many of the amendments, the guidance is not necessarily intended to result in a change in the application of the requirements in Topic 820; rather it is intended to clarify the intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. As a result, Update 2011-04 aims to provide common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. The Partnership updated its disclosures to meet these requirements upon the adoption of Update 2011-04 on January 1, 2012 (See Note 5). The adoption had no material impact on the Partnership’s financial position or results of operations.

NOTE 3 – ASSET RETIREMENT OBLIGATION

The Partnership recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. It also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The estimated liability is based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in cost estimates or remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The associated asset retirement costs from revisions are capitalized as part of the carrying amount of the long-lived asset. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended March 31,
	2012	2011
Asset retirement obligation at beginning of period	$837,200	$678,400
Accretion expense	10,700	10,200

Asset retirement obligation at end of period	$847,900	$688,600

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS

The MGP on behalf of the Partnership uses a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price risk management activities. The MGP enters into financial instruments to hedge forecasted natural gas, natural gas liquids (“NGL”), crude oil and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs, crude oil and condensate are sold. Under commodity-based swap agreements, the MGP receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period.

The MGP formally documents all relationships between hedging instruments and the items being hedged, including their risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the MGP will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which are determined by management of the MGP through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value of derivative instruments as accumulated other comprehensive income and reclassifies the portion relating to the Partnership’s commodity derivatives to gas and oil production revenues within the Partnership’s statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within gain (loss) on mark-to-market derivatives in its statements of operations as they occur.

Prior to the sale on February 17, 2011 of the Transferred Business, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds related to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its drilling partnerships. As of March 31, 2012 and December 31, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $1,378,200 and $1,562,200 in accounts receivable-affiliate, respectively and $781,000 and $1,020,500 in long-term receivable-affiliate, respectively, with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ term. As a result of the monetization and the early settlement of natural gas and oil derivative instruments and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in accumulated other comprehensive income of $1,999,900 as of March 31, 2012. For the year ended December 31, 2011 and prior periods, unrealized gains of $98,400, and $60,900 net of the MGP interest, respectively, were recognized into income as a result of oil and gas property impairments. In 2011, the MGP’s portion of the unrealized gains, $54,600 was written-off as part of the terms of the acquisition of the Transferred Business as a non-cash distribution to the MGP. During the current year, $531,700 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the remaining $1,999,900 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $1,273,700 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $726,200 in later periods.

The following table summarizes the gain or loss recognized in the statements of operations for effective derivative instruments for the three months ending March 31, 2012 and 2011:

	March 31,
	2012	2011
Gain recognized in accumulated OCI	$—	$766,300

Gain reclassified from accumulated OCI into income	$663,700	$1,916,200

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS (Continued)

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

The Partnership recognized a gain of $1,373,100 for the three months ended March 31, 2011 on settled contracts covering natural gas and oil production for historical periods prior to the acquisition of the Transferred Business. These gains are included within gas and oil production revenue in the Partnership’s statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2011 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). Information for assets that were measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,		December 31,
	2012		2011
	Level 3	Total	Level 3	Total
Asset retirement obligations	$847,900	$847,900	$837,200	$837,200

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 6 – CERTAIN RELATIONSHIP’S AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement:

•

Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2012 and 2011 were $10,800 and $11,400, respectively.

•

Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $975 per well per month for the Marcellus wells and $1,500 per well per month for New Albany wells. For all other wells a fee of $392 is charged per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2012 and 2011 were $136,200 and $145,100, respectively.

•

Transportation fees, which are included in production expenses in the Partnership’s statements of operations, incurred for the three months ended March 31, 2012 and 2011 were $313,100 and $660,000, respectively.

•	Assets contributed to the MGP which are disclosed on the Partnership’s statement of cash flows as a non-cash activity for the three months ended March 31, 2011 were $589,600.

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

General

Atlas Resources Public 18-2009 (B) L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs, and depletion during the periods indicated:

	Three Months Ended March 31
	2012	2011
Production revenues (in thousands):
Gas	$2,557	$5,260
Oil	175	177
Liquid	167	157

Total	$2,899	$5,594
Production volumes:
Gas (mcf/day) (1)	7,366	9,720
Oil (bbls/day) (1)	22	28
Liquid (bbl/day) (1)	29	30

Total (mcfe/day) (1)	7,672	10,068
Average sales prices: (2)
Gas (per mcf) (3)	$3.86	$6.04
Oil (per bbl)	$87.39	$71.05
Liquid (per bbl)	$62.41	$57.53
Average production costs:
As a percent of revenues	31%	21%
Per mcfe	$1.29	$1.27
Depletion per mcfe	$3.26	$3.04

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)	Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $27,000 and $23,900 for the three months ended March 31, 2012 and 2011, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $2,557,500 and $5,259,600 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $2,702,100 (51%). The $2,702,100 decrease in natural gas revenues for the three months ended March 31, 2012 as compared to the prior year period was attributable to a $1,472,600 decrease in our natural gas sales prices after the effect of financial hedges, which are driven by market conditions, and a decrease in production volumes of $1,229,500. Our production volumes decreased to 7,366 mcf per day for the three months ended March 31, 2012 from 9,720 mcf per day for the three months ended March 31, 2011, a decrease of 2,354 mcf per day (24%). The overall decrease in natural gas production volumes for the three months ended March 31, 2012 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $174,500 and $177,500 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $3,000 (2%). The $3,000 decrease in oil revenues for the three months ended March 31, 2012 as compared to the prior year similar period was attributable to a $35,700 decrease in production volumes, partially offset by a $32,700 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 22 bbls per day for the three months ended March 31, 2012 from 28 bbls per day for the three months ended March 31, 2011, a decrease of 6 bbls per day (21%).

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $167,300 and $156,900 for the three months ended March 31, 2012 and 2011, respectively, an increase of $10,400 (7%). The $10,400 increase in liquid revenues for the three months ended March 31, 2012 as compared to the prior year similar period was attributed to a $13,100 increase in liquid prices, partially offset by a $2,700 decrease in production volumes. Our production volumes decreased to 29 bbls per day for the three months ended March 31, 2012 from 30 bbls per day for the three months ended March 31, 2011 a decrease of 1 bbl per day (3%).

Costs and Expenses. Production expenses were $902,900 and $1,154,300 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $251,400 (22%). The decrease for the three months ended March 31, 2012 was primarily attributable to a decrease in transportation fees and water hauling.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 79% and 49% for the three months ended March 31, 2012 and 2011, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

General and administrative expenses for the three months ended March 31, 2012 and 2011, were $37,200 and $35,100, respectively, an increase of $2,100 (6%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to the timing and billing of the costs and services provided to us.

Liquidity and Capital Resources

Cash provided by operating activities decreased $1,940,000 in the three months ended March 31, 2012 to $2,739,100 as compared to $4,679,100 for the three months ended March 31, 2011. This decrease was due to a decrease in the change in net earnings before deletion and accretion of $2,445,600, partially offset by an increase in the change in accounts receivable-affiliate of $497,200 and the change in accrued liabilities of $5,300 and a net non-cash on derivative values of $3,100 increasing operating cash flows for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Cash used in investing activities was $40,700 for the three months ended March 31, 2012 resulting from $5,600 in proceeds from the sale of tangible equipment and $46,300 for the purchase of tangible equipment.

Cash used in financing activities decreased $1,996,700 during the three months ended March 31, 2012 to $2,569,100 from $4,565,800 for the three months ended March 31, 2011. This decrease was due to a decrease in cash distributions.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas Resources Public 18-2009 (B) L.P. (1)

31.1	Certification Pursuant to Rule 13a-14/15(d)-14

31.2	Certification Pursuant to Rule 13a-14/15(d)-14

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	Interactive Data File

(1)	Filed on October 15, 2008 in the Form S-1A Registration Statement dated October 15, 2008, File No. 333-150925-02

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public #18-2009 (B) L.P.

ATLAS RESOURCES, LLC, MANAGING GENERAL PARTNER

Date: May 14, 2012	By: /s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2012	By: /s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer