Form 10-Q
period 2013-03-31
Atlas Resources Public #18-2009 (B) L.P.
filed 2013-05-14
CIK 1432985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$431,300	$404,400
Accounts receivable trade–affiliate	1,642,200	1,599,500
Accounts receivable monetized gains-affiliate	581,100	780,800
Current portion of derivative assets	—	217,700

Total current assets	2,654,600	3,002,400
Oil and gas properties, net	25,891,600	26,601,300
Long-term derivative assets	57,800	200,600

	$28,604,000	$29,804,300

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$34,000	$150,700
Short-term hedge liability	383,100	—

Total current liabilities	417,100	150,700
Asset retirement obligation	892,500	880,500
Long-term put premium payable affiliate	68,900	45,500
Commitments and contingencies	—	—
Partners’ capital:
Managing general partner’s interest	3,176,900	3,193,900
Limited partners’ interest (12,278 units)	24,691,900	25,509,300
Accumulated other comprehensive (loss) income	(643,300)	24,400

Total partners’ capital	27,225,500	28,727,600

	$28,604,000	$29,804,300

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUES
Natural gas, oil and liquids	$1,749,500	$2,899,300
Interest income	—	100

Total revenues	1,749,500	2,899,400
COSTS AND EXPENSES
Production	734,000	902,900
Depletion	712,400	2,278,000
Accretion of asset retirement obligation	12,000	10,700
General and administrative	35,200	37,200

Total expenses	1,493,600	3,228,800

Net income (loss)	$255,900	$(329,400)

Allocation of net income (loss):
Managing general partner	$227,500	$189,100

Limited partners	$28,400	$(518,500)

Net income (loss) per limited partnership unit	$2	$(42)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$255,900	$(329,400)
Other comprehensive loss:
Unrealized holding loss on cash flow hedging contracts	(594,400)	—
Difference in estimated hedge gains receivable	(126,300)	267,200
Reclassification adjustment for losses (gains) realized in net income (loss) from cash flow hedges	53,000	(663,700)

Total other comprehensive loss	(667,700)	(396,500)

Comprehensive loss	$(411,800)	$(725,900)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED

March 31, 2013

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss) (Cash Flow Hedges)	Total
Balance at December 31, 2012	$3,193,900	$25,509,300	$24,400	$28,727,600
Participation in revenues and expenses:
Net production revenues	306,100	709,400	—	1,015,500
Depletion	(65,300)	(647,100)	—	(712,400)
Accretion of asset retirement obligation	(3,400)	(8,600)	—	(12,000)
General and administrative	(9,900)	(25,300)	—	(35,200)

Net income	227,500	28,400	—	255,900
Other comprehensive loss	—	—	(667,700)	(667,700)
Distributions to partners	(244,500)	(845,800)	—	(1,090,300)

Balance at March 31, 2013	$3,176,900	$24,691,900	$(643,300)	$27,225,500

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$255,900	$(329,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	712,400	2,278,000
Non cash loss on derivative value	299,000	27,000
Accretion of asset retirement obligation	12,000	10,700
(Increase) decrease in accounts receivable-affiliate	(42,700)	853,200
Decrease in accrued liabilities	(116,700)	(100,400)

Net cash provided by operating activities	1,119,900	2,739,100
Cash flows from investing activities:
Purchase of tangible equipment	—	5,600
Proceeds from the sale of tangible equipment	(2,700)	(46,300)

Net cash used in investing activities	(2,700)	(40,700)
Cash flows from financing activities:
Distributions to partners	(1,090,300)	(2,569,100)

Net cash used in financing activities	(1,090,300)	(2,569,100)

Net increase in cash and cash equivalents	26,900	129,300
Cash and cash equivalents at beginning of period	404,400	623,000

Cash and cash equivalents at end of period	$431,300	$752,300

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Atlas Resources Public #18-2009 (B) L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

In March 2012, the MGP’s ultimate parent, Atlas Energy L.P. (“Atlas Energy”) (NYSE: ATLS), contributed to ARP, a newly-formed exploration and production master limited partnership, substantially all of Atlas Energy’s natural gas and oil development and production assets and its partnership management business, including ownership of the MGP.

On February 17, 2011, Atlas Energy L.P., formerly known as Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS), a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business, its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, certain well interests in Pennsylvania and Michigan and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).

The Partnership has drilled and currently operates wells located in Pennsylvania, Tennessee, Michigan, and Indiana. The Partnership has no employees and relies on the MGP for management, which in turn, relies on its parent company, Atlas Energy, for administrative services.

The Partnership’s operating cash flows are generated from its wells, which produce natural gas and oil. Produced natural gas and oil is then delivered to market through third-party gas gathering systems. The Partnership does not plan to sell any of its wells and intends to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. The Partnership expects that no other wells will be drilled and no additional funds will be required for drilling.

The accompanying financial statements, which are unaudited, except that the balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 may not necessarily be indicative of the results of operations for the year ended December 31, 2013.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three months ended March 31, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At March 31, 2013 and December 31, 2012, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Oil and Gas Properties

Oil and gas properties are stated at cost. Maintenance and repairs that generally do not extend the useful life of an asset for two years or more through the replacement of critical components are expensed as incurred. Major renewals and improvements that generally extend the useful life of an asset for two years or more through the replacement of critical components are capitalized.

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil and natural gas liquids are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to six mcf of natural gas.

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $712,400 and $2,278,000 for the three months ended March 31, 2013 and 2012, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	March 31,	December 31,
	2013	2012
Proved properties:
Leasehold interests	$1,055,800	$1,055,800
Wells and related equipment	132,286,400	132,283,700

Total natural gas and oil properties	133,342,200	133,339,500
Accumulated depletion and impairment	(107,450,600)	(106,738,200)

Oil and gas properties, net	$25,891,600	$26,601,300

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

The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of the production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There were no impairments recorded during the three months ended March 31, 2013 and 2012. During the year ended December 31, 2012, the Partnership recognized an impairment charge of $48,973,500, net of an offsetting gain in accumulated other comprehensive loss of $1,060,600.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at March 31, 2013 and December 31, 2012 of $1,179,400 and $1,169,800, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Loss

Comprehensive loss includes net (loss) income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net (loss) income. These changes, other than net (loss) income, are referred to as “other comprehensive loss” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

Recently Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) (“Update 2013-02”). Update 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income if the amount reclassified to net income in its entirety is in the same reporting period as incurred. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to reference to other disclosures that provide additional detail about those amounts. Entities are required to implement the amendments prospectively for reporting periods beginning after December 15, 2012, with early adoption being permitted. The Partnership adopted the requirements of Update 2013-02 upon its effective date of January 1, 2013, and it had no material impact on its financial position, results of operations or related disclosures as other comprehensive income (loss) of the Partnership includes only cash flow hedges (see Note 4).

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“Update 2013-04”). Update 2013-04 provides guidance for the recognition, measurement, and disclosure, of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Update 2013-04 requires an entity to measure joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, Update 2013-04 provides disclosure guidance on the nature and amount of the obligation as well as other information. Update 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Partnership will apply the requirements of Update 2013-04 upon its effective date of January 1, 2014, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

NOTE 3—ASSET RETIREMENT OBLIGATION

The Partnership recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. It also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The estimated liability is based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in cost estimates, remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The associated asset retirement costs from revisions are capitalized as part of the carrying amount of the long-lived asset. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2013	2012
Asset retirement obligation at beginning of period	$880,500	$837,200
Accretion expense	12,000	10,700

Asset retirement obligation at end of period	$892,500	$847,900

NOTE 4—DERIVATIVE INSTRUMENTS

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps, collars and options, in connection with the Partnership’s commodity price risk management activities. Management enters into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under commodity-based swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike, price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

The MGP formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative was effective in offsetting changes in the forecasted cash flow of the hedged item. If the MGP determines that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the MGP will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which are determined by management of the MGP through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value of derivative instruments as accumulated other comprehensive income and reclassifies the portion relating to the Partnership’s commodity derivatives to gas and oil production revenues within the Partnership’s statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations as they occur.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative liabilities on its balance sheet of $325,300 at March 31, 2013.

At March 31, 2013, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps—Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability) (2)
	(MMBtu)(1)	(per MMBtu)(1)
2013	718,200	$3.868	$(181,900)
2014	792,000	4.095	(108,100)
2015	288,000	4.224	(22,700)
2016	114,500	4.460	8,600

			$(304,100)

Natural Gas Put Options—Limited Partners

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset (2)
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	112,400	$3.450	$4,900
2014	Puts purchased	124,900	3.800	32,800
2015	Puts purchased	99,900	4.000	41,100
2016	Puts purchased	99,900	4.150	55,000

				$133,800

	Limited Partner’s Commodity Derivatives, net			$(170,300)

Natural Gas Fixed Price Swaps—Managing General Partner

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability (2)
	(MMBtu)(1)	(per MMBtu)(1)
2013	404,100	$3.737	$(155,000)

Managing General Partner’s Commodity Derivatives			$(155,000)

Total Commodity Derivatives, net			$(325,300)

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward New York Mercantile Exchange (“NYMEX”) natural gas prices, as applicable.

The following table summarizes the gain or loss recognized in the statements of operations for the three months ended March 31, 2013 and 2012:

Effects of Derivative Instruments on statements of operations:

	Three Months Ended
	March 31,
	2013	2012
Loss from cash flow hedges recognized in accumulated other comprehensive income	$(594,400)	$—

(Loss) gain from cash flow hedges reclassified from accumulated other comprehensive income into natural gas, oil and liquids revenues	$(53,000)	$663,700

The Partnership enters into commodity future option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in commodity prices. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. NGL fixed price swaps are priced based on a WTI crude oil index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

The Partnership recognized a loss of $53,000 and a gain of $663,700 for the three months ended March 31, 2013 and 2012, respectively, on settled contracts covering commodity production. These gains were included within gas and oil production revenue in the Partnership’s statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At December 31, 2012 the MGP had a secured hedge facility agreement with a syndicate of banks under which the Partnership will have the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under the MGP’s revolving credit facility the Partnership is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the MGP. The MGP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets. As of March 31, 2013 only the Partnership’s natural gas swaps are included in the secured hedge facility.

Monetized Gains

Prior to February 17, 2011 (date of the Transferred Business), Atlas Energy Inc., (“AEI”) monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At March 31, 2013 and December 31, 2012, remaining hedge monetization cash proceeds of $652,400 and $851,800 related to the amounts hedged on behalf of the Partnerships’ limited partners were included within accounts receivable monetized gains-affiliate, respectively, and $128,900 and $170,300 in long-term put premiums payable-affiliate, respectively, on the Partnership’s balance sheets. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At March 31, 2013 and December 31, 2012, the put premiums were recorded as short-term payables to affiliate of $71,300 and $71,000, respectively, and long-term payables to affiliate of $197,800 and $215,800, respectively. Furthermore, the current portion of the put premium liabilities was included in accounts receivable monetized gains-affiliate and the long-term receivable monetized gains-affiliate were included in long term put premiums payable-affiliate in the Partnership’s balance sheets, presenting the impact of offsetting the related party assets and liabilities. The put premiums included on the Partnership’s balance sheets are allocable to the limited partners only.

The following table summarizes the gross and net fair values of the Partnership’s derivative and affiliate balances, presenting the impact of offsetting the related party assets and liabilities and derivative instruments on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
Offsetting Derivative Assets
As of March 31, 2013
Accounts receivable monetized gains-affiliate	$652,400	$(71,300)	$581,100
Long-term receivable monetized gains-affiliate	128,900	(128,900)	—

	$781,300	$(200,200)	$581,100
Current portion of derivative receivables	$10,500	$(10,500)	$—
Long-term derivative receivables	147,600	(89,800)	57,800
Current portion of derivative liability	6,500	(6,500)	—
Long-term derivative liability	10,800	(10,800)	—

	$175,400	$(117,600)	$57,800

Total derivative assets and affiliate balance	$956,700	$(317,800)	$638,900

As of December 31, 2012
Accounts receivable monetized gains-affiliate	$851,800	$(71,000)	$780,800
Long-term receivable monetized gains-affiliate	170,300	(170,300)	—

	$1,022,100	$(241,300)	$780,800
Current portion of derivative receivables	$227,800	$(10,100)	$217,700
Long-term derivative receivables	239,900	(39,300)	200,600
Current portion of derivative liability	6,800	(6,800)	—
Long-term derivative liability	1,300	(1,300)	—

	$475,800	$(57,500)	$418,300

Total derivative assets and affiliate balance	$1,497,900	$298,800	$1,199,100

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
Offsetting Derivative Liabilities
As of March 31, 2013
Put premiums payable-affiliate	$(71,300)	$71,300	$—
Long-term put premiums payable-affiliate	(197,800)	128,900	(68,900)

	$(269,100)	$200,200	$(68,900)
Long-term derivative receivable	$(18,000)	$18,000	$—
Current portion of derivative liability	(400,100)	17,000	(383,100)
Long-term derivative liability	(82,600)	82,600	—

	$(500,700)	$117,600	$(383,100)

Total derivative liabilities and affiliate balance	$(769,800)	$317,800	$(452,000)

As of December 31, 2012
Put premiums payable-affiliate	$(71,000)	$71,000	$—
Long-term put premiums payable-affiliate	(215,800)	170,300	(45,500)

	$(286,800)	$241,300	$(45,500)
Current portion of derivative receivable	$(9,800)	$9,800	$—
Long-term derivative receivable	(27,500)	27,500	—
Current portion of derivative liability	(7,000)	7,000	—
Long-term derivative liability	(13,200)	13,200	—

	$(57,500)	$57,500	$—

Total derivative liabilities and affiliate balance	$(344,300)	$298,800	$(45,500)

Accumulated Other Comprehensive Income (Loss)

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheets in accumulated other comprehensive loss of $643,300 as of March 31, 2013. Included in other comprehensive income are unrealized gains of $775,300 and $54,900, net of the MGP, interest that were recognized into earnings as a result of oil and gas property impairments during the year ended December 31, 2012 and prior periods, respectively. During the current year, $67,000 of net losses were recorded by the Partnership and allocated only to the limited partners. During the current year, $2,800 of net gains were recorded by the Partnership and allocated only to the Managing General Partners. Of the remaining $643,300 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $524,800 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining $118,500 in later periods.

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership has established a hierarchy to measure its financial instruments at fair value, which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

Information for assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012 was as follows:

	Level 1	Level 2	Level 3	Total
As of March 31, 2013
Derivative assets, gross
Commodity swaps	$—	$6,300	$—	$6,300
Commodity puts	—	133,800	—	133,800

Total derivative assets, gross	$—	$140,100	$—	$140,100

Derivative liabilities, gross
Commodity swaps	$—	$(465,400)	$—	$(465,400)

Total derivatives, fair value, net	$—	$(325,300)	$—	$(325,300)

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Derivative assets, gross
Commodity swaps	$—	$283,700	$—	$283,700
Commodity puts	—	192,100	—	192,100

Total derivative assets, gross	$—	$475,800	$—	$475,800

Derivative liabilities, gross
Commodity swaps	$—	$(57,500)	$—	$(57,500)

Total derivatives, fair value, net	$—	$418,300	$—	$418,300

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three months ended March 31, 2013 and 2012.

NOTE 6—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement:

•

Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2013 and 2012 were $10,400 and $10,800, respectively.

•

Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $975 per well per month for the Marcellus wells and $1,500 per well per month for New Albany wells. For all other wells a fee of $392 is charged per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2013 and 2012 were $128,000 and $136,200, respectively.

•

Transportation fees, which are included in production expenses in the Partnership’s statements of operations, are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2013 and 2012 were $253,100 and $313,100, respectively.

•

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of March 31, 2013, the MGP has not withheld any such funds.

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

This Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

Atlas Resources Public #18-2009 (B) L.P. (“we”, “us” or the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

We have drilled and currently operate wells located in Pennsylvania, Tennessee, Michigan, and Indiana. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy L.P. (“Atlas Energy”), for administrative services.

Our operating cash flows are generated from our wells, which produce natural gas and oil. Our produced natural gas and oil is then delivered to market through third-party gas gathering systems. We do not plan to sell any of our wells and intend to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We expect that no other wells will be drilled and no additional funds will be required for drilling.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of March 31, 2013, our MGP had not withheld any funds for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2013 and 2012, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Production revenues (in thousands):
Gas	$1,750	$2,557
Oil	—	175
Liquids	—	167

Total	$1,750	$2,899
Production volumes:
Gas (mcf/day) (1)	5,588	7,366
Oil (bbl/day) (1)	—	22
Liquids (bbl/day) (1)	—	29

Total (mcfe/day) (1)	5,588	7,672
Average sales prices (2)
Gas (per mcf) (1) (3)	$4.07	$3.86
Oil (per bbl) (1)	$—	$87.41
Liquids (per bbl) (1)	$—	$62.41
Production costs:
As a percent of revenues	42%	31%
Per mcfe (1)	$1.46	$1.29
Depletion per mcfe	$1.42	$3.26

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)	Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $299,400 and $27,000 for the three months ended March 31, 2013 and 2012, respectively.

Natural Gas Revenues. Our natural gas revenues were $1,749,500 and $2,557,500 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $808,000 (32%). The $808,000 decrease in natural gas revenues for the three months ended March 31, 2013 as compared to the prior year similar period was attributable to a $638,800 decrease in production volumes and a $169,200 decrease in our natural gas sales prices after the effect of financial hedges including the reversal of $299,400 previously recognized derivative gains. Our production volumes decreased to 5,588 mcf per day for the three months ended March 31, 2013 from 7,366 mcf per day for the three months ended March 31, 2012, a decrease of 1,778 mcf per day (24%). The overall decrease in natural gas production volumes for the three months ended March 31, 2013 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $174,500 for the three months ended March 31, 2012.

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $167,300 for the three months ended March 31, 2012.

Costs and Expenses. Production expenses were $734,000 and $902,900 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $168,900 (19%).This decrease was due to lower transportation fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 41% and 79% for the three months ended March 31, 2013 and 2012, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2013 and 2012 were $35,200 and $37,200, respectively, a decrease of $2,000 (5%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The decreases for the three months ended March 31, 2013 is primarily due to a decrease in third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $1,619,200 in the three months ended March 31, 2013 to $1,119,900 as compared to $2,739,100 for the three months ended March 31, 2012. This decrease was due to a decrease in net income before depletion and accretion of $979,000, and a decrease in the change in accounts receivable trade-affiliate and in accrued liabilities decreased operating cash flows by $895,900 and $16,300, respectively. The non-cash loss on hedge instruments increased operating cash flows by $272,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Cash used in investing activities was $2,700 for the three months ended March 31, 2013, resulting from proceeds from the sale of tangible equipment. Cash used in investing activities was $40,700 for the three months ended March 31, 2012 resulting from a net of $5,600 in proceeds from the sale of tangible equipment and $46,300 for the purchase of tangible equipment.

Cash used in financing activities decreased $1,478,800 during the three months ended March 31, 2013 to $1,090,300 from $2,569,100 for the three months ended March 31, 2012. This decrease was due to a decrease in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions and we will not borrow from third-parties.

The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The MGP is not aware of any legal proceedings filed against the Partnership.

Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operations.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #18-2009 L.P. (B) (1)

31.1	Certification Pursuant to Rule 13a-14/15(d)-14

31.2	Certification Pursuant to Rule 13a-14/15(d)-14

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	Interactive Data File

(1)	Filed on October 15, 2008 in the Form S-1A Registration Statement dated October 15, 2008, File No. 333-150925-02

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public #18-2009 (B) L.P.
ATLAS RESOURCES, LLC, Managing General Partner

Date: May 14, 2013	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2013	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer