Form 10-Q
period 2014-03-31
Atlas Resources Public #18-2009 (B) L.P.
filed 2014-05-15
CIK 1432985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$353,800
Accounts receivable trade–affiliate	2,382,200	1,554,200
Sales proceeds receivable-affiliate	-	369,000
Accounts receivable monetized gains-affiliate	59,300	95,400
Short-term derivative assets	-	3,300
Total current assets	2,441,500	2,375,700
Oil and gas properties, net	23,077,000	23,585,300
Long-term derivative assets	120,500	119,800
	$25,639,000	$26,080,800
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$39,600	$37,300
Accounts payable trade-affiliate	399,600	415,600
Short-term derivative liabilities	238,400	66,000
Total current liabilities	677,600	518,900
Asset retirement obligation	685,300	675,300
Long-term put premiums payable affiliate	95,200	107,700
Commitments and contingencies
Partners’ capital:
Managing general partner’s interest	2,925,200	2,924,100
Limited partners’ interest (12,278 units)	21,517,000	21,961,000
Accumulated other comprehensive loss	(261,300)	(106,200)
Total partners’ capital	24,180,900	24,778,900
	$25,639,000	$26,080,800

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Natural gas	$2,027,700	$1,749,500
Total revenues	2,027,700	1,749,500
COSTS AND EXPENSES
Production	624,600	734,000
Depletion	507,000	712,400
Accretion of asset retirement obligation	10,000	12,000
General and administrative	28,100	35,200
Total costs and expenses	1,169,700	1,493,600
Net income	$858,000	$255,900
Allocation of net income:
Managing general partner	$383,500	$227,500
Limited partners	$474,500	$28,400
Net income per limited partnership unit	$39	$2

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$858,000	$255,900
Other comprehensive loss:
Unrealized holding loss on cash flow hedging contracts	(266,200)	(594,400)
Difference in estimated hedge gains receivable	188,100	(126,300)
Reclassification adjustment for (gain) loss realized in net income from cash flow hedges	(77,000)	53,000
Total other comprehensive loss	(155,100)	(667,700)
Comprehensive income (loss)	$702,900	$(411,800)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED

March 31, 2014

(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total
Balance at December 31, 2013	$2,924,100	$21,961,000	$(106,200)	$24,778,900
Participation in revenues and expenses:
Net production revenues	440,600	962,500	-	1,403,100
Depletion	(46,300)	(460,700)	-	(507,000)
Accretion of asset retirement obligation	(2,800)	(7,200)	-	(10,000)
General and administrative	(8,000)	(20,100)	-	(28,100)
Net income	383,500	474,500	-	858,000
Other comprehensive loss	-	-	(155,100)	(155,100)
Subordination	(184,600)	184,600	-	-
Distributions to partners	(197,800)	(1,103,100)	-	(1,300,900)
Balance at March 31, 2014	$2,925,200	$21,517,000	$(261,300)	$24,180,900

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$858,000	$255,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	507,000	712,400
Non cash loss on derivative value	43,500	299,000
Accretion of asset retirement obligation	10,000	12,000
Changes in operating assets and liabilities:
Increase in accounts receivable trade-affiliate	(828,000)	(42,700)
Increase (decrease) in accrued liabilities	2,300	(116,700)
Decrease in accounts payable trade - affiliate	(16,000)	-
Net cash provided by operating activities	576,800	1,119,900
Cash flows from investing activities:
Purchase of tangible equipment	(1,200)	(2,700)
Proceeds from the sale of tangible equipment	2,500	-
Proceeds from the sale of oil and gas properties	369,000	-
Net cash provided by (used in) investing activities	370,300	(2,700)
Cash flows from financing activities:
Distributions to partners	(1,300,900)	(1,090,300)
Net cash used in financing activities	(1,300,900)	(1,090,300)
Net (decrease) increase in cash and cash equivalents	(353,800)	26,900
Cash and cash equivalents at beginning of period	353,800	404,400
Cash and cash equivalents at end of period	$-	$431,300

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

On February 17, 2011, Atlas Energy L.P., formerly known as Atlas Pipeline Holdings, L.P., a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business, its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, certain well interests in Pennsylvania and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).

The Partnership has drilled and currently operates wells located in Pennsylvania, Tennessee, and Indiana. The Partnership has no employees and relies on the MGP for management, which in turn, relies on its parent company, Atlas Energy, for administrative services.

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

The accompanying condensed financial statements, which are unaudited, except that the balance sheet at December 31, 2013 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 may not necessarily be indicative of the results of operations for the year ended December 31, 2014. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”).

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three months ended March 31, 2014 and 2013 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At March 31, 2014 and December 31, 2013, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $507,000 and $712,400 for the three months ended March 31, 2014 and 2013, respectively.

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

The following is a summary of oil and gas properties at the dates indicated:

	March 31,	December 31,
	2014	2013
Proved properties:
Leasehold interests	$906,300	$906,300
Wells and related equipment	127,304,500	127,305,800
Total natural gas and oil properties	128,210,800	128,212,100
Accumulated depletion and impairment	(105,133,800)	(104,626,800)
Oil and gas properties, net	$23,077,000	$23,585,300

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

There were no impairment of oil and gas properties for the three months ended March 31, 2014 and 2013. There was no impairment of oil and gas properties for the year ended December 31, 2013.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at March 31, 2014 and December 31, 2013 of $1,180,800 and $1,068,900, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income (loss)” and, for the Partnership, include changes in the fair value of derivative contracts accounted for as cash flow hedges.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update 2013-11”), which, among other changes, requires an entity to present an unrecognized tax benefit as a liability and not net with deferred tax assets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes under the tax law of the applicable jurisdiction that would result from the disallowance of a tax position or when the tax law of the applicable tax jurisdiction does not require, and the entity does not intend to, use the deferred tax asset for such purpose. These requirements are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption was permitted. These amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Partnership adopted the requirements of Update 2013-11 upon its effective date of January 1, 2014, and it had no material impact on its financial position, results of operations or related disclosures.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“Update 2013-04”). Update 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Update 2013-04 requires an entity to measure joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, Update 2013-04 provides disclosure guidance on the nature and amount of the obligation as well as other information. Update 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Partnership adopted the requirements of Update 2013-04 upon its effective date of January 1, 2014, and it had no material impact on its financial position, results of operations or related disclosures.

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

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of March 31, 2014 the MGP has not withheld any funds for plugging.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2014	2013
Asset retirement obligation at beginning of period	$675,300	$880,500
Accretion expense	10,000	12,000
Asset retirement obligation at end of period	$685,300	$892,500

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative liability and asset on its balance sheet of $117,900 and $57,100 at March 31, 2014 and December 31, 2013, respectively.

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

At March 31, 2014, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability) (2)
	(MMBtu)(1)	(per MMBtu)(1)
2014	594,000	$4.095	$(218,800)
2015	288,000	4.224	6,500
2016	114,500	4.460	34,800
			$(177,500)

Natural Gas Put Options - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu)(1)	(per MMBtu)(1)
2014	70,200	$3.80	$4,400
2015	74,900	4.00	23,300
2016	74,900	4.15	31,900
			$59,600
	Limited Partner’s Commodity Derivatives, net		$(117,900)

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward New York Mercantile Exchange (“NYMEX”) natural gas prices, as applicable.

Effects of Derivative Instruments on statements of operations:

The following table summarizes the gain or loss recognized in the statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Gain (loss) from cash flow hedges reclassified from accumulated other comprehensive income into natural gas revenues	$77,000	$(53,000)

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2014 and 2013 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

The MGP has a secured hedge facility agreement with a syndicate of banks under which the Partnership will have the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under the MGP’s revolving credit facility the Partnership is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the MGP. The MGP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets. As of March 31, 2014 only the Partnership’s natural gas swaps are included in the secured hedge facility.

Monetized Gains

Prior to February 17, 2011, Atlas Energy Inc., (“AEI”) monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At March 31, 2014 and December 31, 2013, remaining hedge monetization cash proceeds of $112,400 and $149,500 related to the amounts hedged on behalf of the Partnerships’ limited partners were included within accounts receivable monetized gains-affiliate, respectively. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At March 31, 2014 and December 31, 2013, the put premiums were recorded as short-term payables to affiliate of $53,100 and $54,100, respectively, and long-term payables to affiliate of $95,200 and $107,700, respectively. Furthermore, the current portion of the put premium liability is included in accounts receivable monetized gains-affiliate and the long-term receivable monetized gains-affiliate are included in long term put premiums payable-affiliate in the Partnership’s balance sheets.

The following table summarizes the gross and net fair values of the Partnership’s derivative and affiliate balances, presenting the impact of offsetting the related party assets and liabilities on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
Offsetting Derivative Assets
As of March 31, 2014
Accounts receivable monetized gains-affiliate	$112,400	(53,100)	$59,300

Long-term derivative assets	121,400	(900)	120,500
Current portion of derivative liabilities	8,300	(8,300)	-
	$129,700	$(9,200)	$120,500
Total derivative assets and affiliate balance	$242,100	$(62,300)	$179,800
As of December 31, 2013
Accounts receivable monetized gains-affiliate	$149,500	$(54,100)	$95,400
Current portion of derivative assets	5,900	(2,600)	3,300
Long-term derivative assets	130,200	(10,400)	119,800
Current portion of derivative liabilities	18,300	(18,300)	-
	$154,400	$(31,300)	$123,100
Total derivative assets and affiliate balance	$303,900	$(85,400)	$218,500

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
Offsetting Derivative Liabilities
As of March 31, 2014
Put premiums payable-affiliate	$(53,100)	$53,100	$-
Long-term put premiums payable-affiliate	(95,200)	-	(95,200)
	$(148,300)	$53,100	$(95,200)
Long-term derivative assets	$(900)	$900	$-
Current portion of derivative liabilities	(246,700)	8,300	(238,400)
	$(247,600)	$9,200	$(238,400)
Total derivative liabilities and affiliate balance	$(395,900)	$62,300	$(333,600)
As of December 31, 2013
Put premiums payable-affiliate	$(54,100)	$54,100	$-
Long-term put premiums payable-affiliate	(107,700)	-	(107,700)
	$(161,800)	$54,100	$(107,700)
Current portion of derivative assets	$(2,600)	$2,600	$-
Long-term derivative assets	(10,400)	10,400	-
Current portion of derivative liabilities	(84,300)	18,300	(66,000)
	$(97,300)	$31,300	$(66,000)
Total derivative liabilities and affiliate balance	$(259,100)	$85,400	$(173,700)

Accumulated Other Comprehensive Loss

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheets in accumulated other comprehensive loss of $261,300 as of March 31, 2014. Included in accumulated other comprehensive loss are unrealized gains of $107,400, net of the MGP, interest that were recognized into earnings as a result of oil and gas property impairments during prior periods. During the current year, $165,600 of net losses were recorded by the Partnership and allocated only to the limited partners. Of the remaining $261,300 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $302,200 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining gains of $40,900 in later periods.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership has established a hierarchy to measure its financial instruments at fair value, which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

Information for assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 is as follows:

	Level 1	Level 2	Level 3	Total
As of March 31, 2014
Derivative assets, gross
Commodity swaps	$-	$70,200	$-	$70,200
Commodity puts	-	59,500	-	59,500
Total derivative assets, gross	$-	$129,700	$-	$129,700
Derivative liabilities, gross
Commodity swaps	$-	$(247,600)	$-	$(247,600)
Total derivatives, fair value, net	$-	$(117,900)	$-	$(117,900)

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Derivative assets, gross
Commodity swaps	$-	$83,000	$-	$83,000
Commodity puts	-	71,400	-	71,400
Total derivative assets, gross	$-	$154,400	$-	$154,400
Derivative liabilities, gross
Commodity swaps	$-	$(97,300)	$-	$(97,300)
Total derivatives, fair value, net	$-	$57,100	$-	$57,100

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three months ended March 31, 2014 and 2013.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s statement of operations, are payable at $975 per well per month for Marcellus wells, $1,500 per well per month for New Albany wells, and for all other wells a fee of $392 is charged per well per month for operating and maintaining the wells. Transportation fees, which are included in production expenses in the Partnership’s statements of operations, are generally payable at 16% of the natural gas sales price.

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended March 31,
	2014	2013
Administrative	$8,800	$10,400
Supervision	118,200	128,000
Transportation	266,600	253,100
Total	$393,600	$391,500

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. Accounts payable trade-affiliate on the Partnership’s balance sheets include $399,600 relating to well construction for various Cowden wells paid by the MGP

Subordination by Managing General Partner

Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues so that the limited partners receive a return of at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the limited partners (February 2010) and expiring 60 months from that date. The MGP subordinated $184,600 of its net production revenues to the limited partners for the three months ended March 31, 2014.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of March 31, 2014, the MGP has not withheld any such funds. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices the natural decline in well production, and current and future plugging services and costs.

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

We have drilled and currently operate wells located in Pennsylvania, Tennessee, and Indiana. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy L.P. (“Atlas Energy”), for administrative services.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of March 31, 2014, our MGP had not withheld any funds for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2014 and 2013, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Production revenues (in thousands):
Gas	$2,028	$1,750
Total	$2,028	$1,750
Production volumes:
Gas (mcf/day) (1)	4,736	5,588
Total (mcfe/day) (1)	4,736	5,588
Average sales prices (2)
Gas (per mcf) (1) (3)	$4.86	$4.07
Production costs:
As a percent of revenues	31%	42%
Per mcfe (1)	$1.47	$1.46
Depletion per mcfe	$1.19	$1.42

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $43,500 and $299,400 for the three months ended March 31, 2014 and 2013, respectively.

Natural Gas Revenues. Our natural gas revenues were $2,027,700 and $1,749,500 for the three months ended March 31, 2014 and 2013, respectively, an increase of $278,200 (16%). The $278,200 increase in natural gas revenues for the three months ended March 31, 2014 as compared to the prior year similar period was attributable to a $544,800 increase in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, partially offset by a $266,600 decrease in production volumes. Our production volumes decreased to 4,736 mcf per day for the three months ended March 31, 2014 from 5,588 mcf per day for the three months ended March 31, 2013, a decrease of 852 mcf per day (15%). The overall decrease in natural gas production volumes for the three months ended March 31, 2014 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Costs and Expenses. Production expenses were $624,600 and $734,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $109,400 (15%).This decrease was mostly due to lower administrative and supervision fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 25% and 41% for the three months ended March 31, 2014 and 2013, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2014 and 2013 were $28,100 and $35,200, respectively, a decrease of $7,100 (20%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The decreases for the three months ended March 31, 2014 is primarily due to a decrease in third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $543,100 in the three months ended March 31, 2014 to $576,800 as compared to $1,119,900 for the three months ended March 31, 2013. This decrease was due to a decrease in the change in accounts receivable trade-affiliate of $785,300 and a decrease in a non-cash loss on derivative value of $255,500. In addition the change in accounts payable trade –affiliate decreased operating cash flows by $16,000. The decrease was partially offset by an increase in net income before depletion and accretion of $394,700 and an increase in the change in accrued liabilities of $119,000 increased operating cash flows, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Cash provided by investing activities was $370,300 for the three months ended March 31, 2014, resulting from proceeds from the sale of miscellaneous tangible equipment of $2,500 and the proceeds from the sale of the Partnership’s Michigan oil and gas properties of $369,000, partially offset by a purchase of tangible equipment of $1,200. Cash used in investing activities was $2,700 for the three months ended March 31, 2013, resulting from a purchase of tangible equipment.

Cash used in financing activities increased $210,600 during the three months ended March 31, 2014 to $1,300,900 from $1,090,300 for the three months ended March 31, 2013. This increase was due to an increase in cash distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Atlas Resources Public #18-2009 (B) L.P

ATLAS RESOURCES, LLC, Managing General Partner

Date: May 15, 2014	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2014	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer