Form 10-Q
period 2014-09-30
Atlas Resources Public #18-2009 (B) L.P.
filed 2014-11-14
CIK 1432985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$353,800
Accounts receivable trade–affiliate	1,080,700	1,554,200
Asset retirement receivable-affiliate	18,900	-
Sales proceeds receivable-affiliate	-	369,000
Accounts receivable monetized gains-affiliate	-	95,400
Current portion derivative assets	72,600	3,300
Total current assets	1,172,200	2,375,700
Oil and gas properties, net	22,072,300	23,585,300
Long-term derivative assets	102,900	119,800
	$23,347,400	$26,080,800
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$35,300	$37,300
Accounts payable trade-affiliate	399,600	415,600
Current portion of put premiums payable-affiliate	22,000	-
Current portion derivative liabilities	1,200	66,000
Total current liabilities	458,100	518,900
Asset retirement obligation	705,300	675,300
Long-term put premiums payable-affiliate	70,200	107,700
Commitments and contingencies
Partners’ capital:
Managing general partner’s interest	2,479,900	2,924,100
Limited partners’ interest (12,278 units)	19,541,900	21,961,000
Accumulated other comprehensive income (loss)	92,000	(106,200)
Total partners’ capital	22,113,800	24,778,900
	$23,347,400	$26,080,800

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Natural gas	$686,700	$1,732,100	$4,565,400	$5,369,100
Total revenues	686,700	1,732,100	4,565,400	5,369,100
COSTS AND EXPENSES
Production	483,400	776,100	1,765,900	2,257,600
Depletion	483,100	669,300	1,509,400	2,071,400
Accretion of asset retirement obligation	10,000	12,000	30,000	35,900
General and administrative	26,200	34,200	75,300	99,200
Total costs and expenses	1,002,700	1,491,600	3,380,600	4,464,100
Net (loss) income	$(316,000)	$240,500	$1,184,800	$905,000
Allocation of net (loss) income:
Managing general partner	$8,700	$210,000	$709,800	$699,500
Limited partners	$(324,700)	$30,500	$475,000	$205,500
Net (loss) income per limited partnership unit	$(26)	$2	$39	$17

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(316,000)	$240,500	$1,184,800	$905,000
Other comprehensive income:
Unrealized holding gain on cash flow hedging contracts	252,500	59,000	52,600	252,100
Difference in estimated hedge gains receivable	(111,200)	(92,800)	(116,400)	(235,800)
Reclassification adjustment for losses realized in net (loss) income from cash flow hedges	123,700	119,900	262,000	238,200
Total other comprehensive income	265,000	86,100	198,200	254,500
Comprehensive (loss) income	$(51,000)	$326,600	$1,383,000	$1,159,500

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED

September 30, 2014

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2013	$2,924,100	$21,961,000	$(106,200)	$24,778,900
Participation in revenues and expenses:
Net production revenues	877,300	1,922,200	-	2,799,500
Depletion	(138,000)	(1,371,400)	-	(1,509,400)
Accretion of asset retirement obligation	(8,400)	(21,600)	-	(30,000)
General and administrative	(21,100)	(54,200)	-	(75,300)
Net income	709,800	475,000	-	1,184,800
Other comprehensive income	-	-	198,200	198,200
Subordination	(531,500)	531,500	-	-
Distributions to partners	(622,500)	(3,425,600)	-	(4,048,100)
Balance at September 30, 2014	$2,479,900	$19,541,900	$92,000	$22,113,800

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,184,800	$905,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	1,509,400	2,071,400
Non cash loss on derivative value	160,900	808,600
Accretion of asset retirement obligation	30,000	35,900
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable trade-affiliate	473,500	(6,400)
Asset retirement receivable-affiliate	(18,900)	-
Decrease in accrued liabilities	(2,000)	(112,600)
Decrease in accounts payable trade-affiliate	(16,000)	-
Net cash provided by operating activities	3,321,700	3,701,900
Cash flows from investing activities:
Purchase of tangible equipment	(4,500)	(434,000)
Proceeds from the sale of tangible equipment	8,100	6,000
Proceeds from sale of oil and gas properties	369,000	-
Net cash provided by (used in) investing activities	372,600	(427,400)
Cash flows from financing activities:
Distributions to partners	(4,048,100)	(3,678,900)
Net cash used in financing activities	(4,048,100)	(3,678,900)
Net decrease in cash and cash equivalents	(353,800)	(404,400)
Cash and cash equivalents at beginning of period	353,800	404,400
Cash and cash equivalents at end of period	$-	$-

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public #18-2009 (B) L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

On October 13, 2014, the MGP’s ultimate parent, Atlas Energy L.P. (“Atlas Energy”) (NYSE: ATLS), and its midstream subsidiary, Atlas Pipeline Partners, L.P. (“APL”), entered into definitive agreements to be acquired by Targa Resources Corp. and Targa Resources Partners LP, respectively. Immediately prior to the acquisition, Atlas Energy will distribute to its unitholders 100% of the limited liability company interests in ARP’s general partner, which has changed its name to Atlas Energy Group, LLC (“New Atlas”) and will become a separate, publicly traded company as a result of the distribution. New Atlas will hold all of Atlas Energy’s non-midstream holdings, which includes the Partnership’s business as well as the general partner interest, incentive distribution rights and Atlas Energy’s limited partner interest in ARP.

In March 2012, Atlas Energy contributed to ARP, a newly-formed exploration and production master limited partnership, substantially all of Atlas Energy’s natural gas and oil development and production assets and its partnership management business, including ownership of the MGP.

On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of APL, completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business, its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, certain well interests in Pennsylvania and Michigan and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).

The Partnership has drilled and currently operates wells located in Pennsylvania, Tennessee, and Indiana. The Partnership has no employees and relies on the MGP for management, which in turn, relies on its parent company, Atlas Energy, for administrative services.

The Partnership’s operating cash flows are generated from its wells, which produce natural gas and oil. Produced natural gas and oil is then delivered to market through affiliated and/or third-party gas gathering systems. The Partnership intends to produce its wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. The Partnership does not expect to drill additional wells and expects no additional funds will be required for drilling.

The accompanying condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2013, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 may not necessarily be indicative of the results of operations for the year ended December 31, 2014. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2014 and 2013 represent actual results in all material respects (see “Revenue Recognition” for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At September 30, 2014 and December 31, 2013, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil is converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to six million cubic feet (“mcf”) of natural gas.

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $1,509,400 and $2,071,400 for the nine months ended September 30, 2014 and 2013, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	September 30, 2014	December 31, 2013
Proved properties:
Leasehold interests	$906,300	$906,300
Wells and related equipment	127,302,200	127,305,800
Total natural gas and oil properties	128,208,500	128,212,100
Accumulated depletion and impairment	(106,136,200)	(104,626,800)
Oil and gas properties, net	$22,072,300	$23,585,300

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There were no impairments of oil and gas properties for the three and nine months ended September 30, 2014 and 2013. Impairment of oil and gas properties for the year ended December 31, 2013 for $270,100.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. During the current quarter, the Partnership identified a material weakness in its revenue recognition process (See Item 4: Controls and Procedures). As a result of the weakness, the Partnership overestimated its June 30, 2014 unbilled revenues by $300,300. As a result, revenue and net income is overstated by $300,300 for the three and six months ended June 30, 2014. In adjusting for the overstatement of revenue and net income that existed at June 30, 2014, during the third quarter of 2014 revenue is understated by $300,300 and net loss is overstated for the three month period ended September 30, 2014. In addition, there was no impact on Partnership distributions. As of September 30, 2014, the weakness has been remediated and the Partnership had unbilled revenues at September 30, 2014 and December 31, 2013 of $541,600 and $1,068,900, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive (loss) Income

Comprehensive (loss) income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive (loss) income” and, for the Partnership, include changes in the fair value of derivative contracts accounted for as cash flow hedges.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“Update 2013-04”). Update 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Update 2013-04 requires an entity to measure joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, Update 2013-04 provides disclosure guidance on the nature and amount of the obligation as well as other information. Update 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Partnership adopted the requirements of Update 2013-04 upon its effective date of January 1, 2014, and it had no material impact on its financial position, results of operations or related disclosures.

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“Update 2014-15”). The amendments in Update 2014-15 provide U.S. GAAP guidance on the responsibility of an entity’s management in evaluating whether there is substantial doubt about the entity’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, an entity’s management will be required to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued. In doing so, the amendments in Update 2014-15 should reduce diversity in the timing and content of footnote disclosures. The amendments in Update 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Partnership will adopt the requirements of Update 2014-15 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles – Goodwill and Other), are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Partnership will adopt the requirements of Update 2014-09 retrospectively upon its effective date of January 1, 2017, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

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

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of September 30, 2014, MGP withheld $18,900 of net production revenue for future plugging and abandonment costs.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asset retirement obligation at beginning of period	$695,300	$904,400	$675,300	$880,500
Accretion expense	10,000	12,000	30,000	35,900
Asset retirement obligation at end of period	$705,300	$916,400	$705,300	$916,400

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $174,300 and $57,100 at September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/ (Liability) (2)
	(MMBtu)(1)	(per MMBtu)(1)
2014	198,000	$4.095	$(600)
2015	288,000	4.224	63,900
2016	114,500	4.460	42,900
			$106,200

Natural Gas Put Options - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu)(1)	(per MMBtu)(1)
2014	23,500	$3.80	$900
2015	75,100	4.00	28,700
2016	75,100	4.15	38,500
			$68,100
	Limited Partner’s Commodity Derivatives, net		$174,300

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

Effects of Derivative Instruments on Statements of Operations:

The following table summarizes the gain or loss recognized in the statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Losses from cash flow hedges reclassified from accumulated other comprehensive income into natural gas revenues	$(123,700)	$(119,900)	$(262,000)	$(238,200)

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2014 and 2013 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

The MGP has a secured hedge facility agreement with a syndicate of banks under which the Partnership has the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under the MGP’s revolving credit facility, the Partnership is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and are guaranteed by the MGP. The MGP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of September 30, 2014 only the Partnership’s natural gas swaps are included in the secured hedge facility.

Monetized Gains

At September 30, 2014 and December 31, 2013, remaining hedge monetization cash proceeds of $29,400 and $149,500, respectively, related to the amounts hedged on behalf of the Partnership’s limited partners were included within accounts receivable monetized gains-affiliate. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At September 30, 2014 and December 31, 2013, the put premiums were recorded as short-term payables to affiliate, of $51,400 and $54,100, respectively, and long-term payables to affiliate of $70,200 and $107,700, respectively.

The following table summarizes the gross and net fair values of the Partnership’s derivative and affiliate balances, presenting the impact of offsetting the related party assets and liabilities on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
Offsetting Derivative Assets
As of September 30, 2014
Accounts receivable monetized gains-affiliate	$29,400	$(29,400)	$-

Current portion derivative assets	$83,800	$(11,200)	$72,600
Current portion derivative liabilities	800	(800)	-
Long-term derivative assets	103,100	(200)	102,900
	$187,700	$(12,200)	$175,500
Total derivative assets and affiliate balance	$217,100	$(41,600)	$175,500
As of December 31, 2013
Accounts receivable monetized gains-affiliate	$149,500	$(54,100)	$95,400

Current portion of derivative assets	$5,900	$(2,600)	$3,300
Long-term derivative assets	130,200	(10,400)	119,800
Current portion of derivative liabilities	18,300	(18,300)	-
	$154,400	$(31,300)	$123,100
Total derivative assets and affiliate balance	$303,900	$(85,400)	$218,500

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2014
Put premiums payable-affiliate	$(51,400)	$29,400	$(22,000)
Long-term put premiums payable-affiliate	(70,200)	-	(70,200)
	$(121,600)	$29,400	$(92,200)

Current portion derivative assets	$(11,200)	$11,200	$-
Current portion derivative liabilities	(2,000)	800	(1,200)
Long-term derivative assets	(200)	200	-
	$(13,400)	$12,200	$(1,200)
Total derivative liabilities and affiliate balance	$(135,000)	$41,600	$(93,400)
As of December 31, 2013
Put premiums payable-affiliate	$(54,100)	$54,100	$-
Long-term put premiums payable-affiliate	(107,700)	-	(107,700)
	$(161,800)	$54,100	$(107,700)

Current portion of derivative assets	$(2,600)	$2,600	$-
Long-term derivative assets	(10,400)	10,400	-
Current portion of derivative liabilities	(84,300)	18,300	(66,000)
	$(97,300)	$31,300	$(66,000)
Total derivative liabilities and affiliate balance	$(259,100)	$85,400	$(173,700)

Accumulated Other Comprehensive Income

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheet in accumulated other comprehensive income of $92,000 as of September 30, 2014. Included in accumulated other comprehensive income are unrealized gains of $9,900, net of the MGP interest, that were recognized into earnings as a result of oil and gas property impairments during prior periods. During the nine months ended September 30, 2014, $323,700 of net losses were recorded by the Partnership and allocated only to the limited partners. Of the remaining $92,000 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $36,800 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining gains of $55,200 in later periods.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short term maturities of such financial instruments. The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership manages and reports the derivative assets and liabilities on the basis of its net exposure to market risks and credit risks by counterparty. The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Information for assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 is as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Derivative assets, gross
Commodity swaps	$-	$119,600	$-	$119,600
Commodity puts	-	68,100	-	68,100
Total derivative assets, gross	$-	$187,700	$-	$187,700
Derivative liabilities, gross
Commodity swaps	$-	$(13,400)	$-	$(13,400)
Total derivatives, fair value, net	$-	$174,300	$-	$174,300

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Derivative assets, gross
Commodity swaps	$-	$83,000	$-	$83,000
Commodity puts	-	71,400	-	71,400
Total derivative assets, gross	$-	$154,400	$-	$154,400
Derivative liabilities, gross
Commodity swaps	$-	$(97,300)	$-	$(97,300)
Total derivatives, fair value, net	$-	$57,100	$-	$57,100

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no assets or liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2014 and 2013.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s statement of operations, are payable at $975 per well per month for Marcellus wells, $1,500 per well per month for New Albany wells, and for all other wells a fee of $392 is charged per well per month for operating and maintaining the wells. Transportation fees, which are included in production expenses in the Partnership’s statements of operations, are generally payable at 16% of the natural gas sales price. Direct costs, which are included in production and general administrative expense in the Partnership’s statements of operations, are payable to the MGP and its affiliates as a reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administrative fees	$8,800	$10,600	$26,400	$31,700
Supervision fees	117,300	131,700	355,300	393,700
Transportation fees	91,500	238,200	603,600	760,600
Direct costs	292,000	429,800	855,900	1,170,800
Total	$509,600	$810,300	$1,841,200	$2,356,800

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

Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues so that the limited partners receive a return of at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the limited partners (February 2010) and expiring 60 months from that date. The MGP subordinated $531,500 of its net production revenues to the limited partners for the nine months ended September 30, 2014.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

General Commitments

Subject to certain conditions, investor partners may present their interests beginning in 2014 for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement. The MGP is not obligated to purchase more than 5% of the total outstanding units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2014 MGP withheld $18,900 of net production revenue for future plugging and abandonment costs.

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

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”, “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

General

Atlas Resources Public #18-2009 (B) L.P. (“we”, “us” or the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

On October 13, 2014, the MGP’s ultimate parent, Atlas Energy L.P. (“Atlas Energy”) (NYSE: ATLS), and its midstream subsidiary, Atlas Pipeline Partners, L.P. (“APL”), entered into definitive agreements to be acquired by Targa Resources Corp. and Targa Resources Partners LP, respectively. Immediately prior to the acquisition, Atlas Energy will distribute to its unitholders 100% of the limited liability company interests in ARP’s general partner, which has changed its name to Atlas Energy Group, LLC (“New Atlas”) and will become a separate, publicly traded company as a result of the distribution. New Atlas will hold all of Atlas Energy’s non-midstream holdings, which includes the Partnership’s business as well as the general partner interest, incentive distribution rights and Atlas Energy’s limited partner interest in ARP.

We have drilled and currently operate wells located in Pennsylvania, Tennessee, and Indiana. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy, for administrative services.

We intend to continue to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We expect that no other wells will be drilled and no additional funds will be required for drilling.

Overview

The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated and/or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:

—	well tending, routine maintenance and adjustment;
—	reading meters, recording production, pumping, maintaining appropriate books and records; and
—	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2014, our MGP withheld $18,900 of net production revenue for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production revenues (in thousands):
Gas	$686	$1,732	$4,565	$5,369
Production volumes:
Gas (mcf/day) (1)	4,426	5,034	4,650	5,315
Average sales prices(2):
Gas (per mcf) (1) (3) (4)	$2.55	$4.21	$3.72	$4.26
Average production costs:
As a percent of revenues (4)	49%	45%	39%	42%
Per mcfe (1)	$1.19	$1.68	$1.39	$1.56
Depletion per mcfe	$1.19	$1.44	$1.19	$1.43

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $53,100 and $222,100 for the three months ended September 30, 2014 and 2013, respectively. Previously recognized derivative gains were $160,900 and $808,900 for the nine months ended September 30, 2014 and 2013, respectively.

(4)

The average sales price and production costs as a percent of revenues for natural gas for the three months ended September 30, 2014 has been adjusted to reflect $300,300 of additional revenue, (See Item 4: Controls and Procedures) for additional information.

Natural Gas Revenues. During the current year quarter, management identified a material weakness in the process used to estimate our unbilled revenue (See Item 4: Controls and Procedures). As a result, natural gas revenue for the three months ending September 30, 2014 includes an adjustment to reduce natural gas revenue by $300,300. The adjustment is the result of overestimating our unbilled revenues as of June 30, 2014. Our unadjusted natural gas revenues were $987,000 and $1,732,100 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $745,100 (43%). The $745,100 decrease in natural gas revenues for the three months ended September 30, 2014 as compared to the prior year similar period was attributable to a $535,800 decrease in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions and a $209,300 decrease in production volumes. Our production volumes decreased to 4,426 mcf per day for the three months ended September 30, 2014 from 5,034 mcf per day for the three months ended September 30, 2013, a decrease of 608 mcf per day (12%). The overall decrease in natural gas production volumes for the three months ended September 30, 2014 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well, and a decrease in the number of producing wells.

Our natural gas revenues were $4,565,400 and $5,369,100 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $803,700 (15%). The $803,700 decrease in natural gas revenues for the nine months ended September 30, 2014 as compared to the prior year similar period was attributable to a $671,800 decrease in production volumes and a $131,900 decrease in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions. Our production volumes decreased to 4,650 mcf per day for the nine months ended September 30, 2014 from 5,315 mcf per day for the nine months ended September 30, 2013, a decrease of 665 mcf per day (13%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2014 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well, and a decrease in the number of producing wells.

Costs and Expenses. Production expenses were $483,400 and $776,100 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $292,700 (38%). Production expenses were $1,765,900 and $2,257,600 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $491,700 (22%). The decreases for the three and nine months ended September 30, 2014 was due to lower transportation costs due to the decline in revenue and a decrease in water hauling charges.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 70% and 39% for the three months ended September 30, 2014 and 2013, respectively, and 33% and 39% for the nine months ended September 30, 2014 and 2013, respectively. These changes are primarily attributable to changes in oil and gas reserve quantities and to a lesser extent revenues, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2014 and 2013 were $26,200 and $34,200, respectively, a decrease of $8,000 (23%). For the nine months ended September 30, 2014 and 2013, these expenses were $75,300 and $99,200, respectively, a decrease of $23,900 (24%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The decreases for the three and nine months ended September 30, 2014 are primarily due to a decrease in third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $380,200 in the nine months ended September 30, 2014 to $3,321,700 as compared to $3,701,900 for the nine months ended September 30, 2013. This decrease was primarily due to a decrease in a non-cash loss on derivative value of $647,700, and a decrease in net income before depletion and accretion of $288,100. In addition, asset retirement receivable-affiliate and the change in accounts payable trade–affiliate decreased operating activities by $18,900 and $16,000, respectively. The decrease was partially offset by an increase in the change in accounts receivable trade-affiliate and accrued liabilities of $479,900 and $110,600, respectively, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Cash provided by investing activities was $372,600 for the nine months ended September 30, 2014, resulting from proceeds from the sale of miscellaneous tangible equipment of $8,100 and the proceeds from the sale of the Partnership’s Michigan oil and gas properties of $369,000, partially offset by a purchase of tangible equipment of $4,500. Cash used in investing activities was $427,400 for the nine months ended September 30, 2013, resulting from proceeds from the sale of tangible equipment of $6,600, partially offset by a purchase of tangible equipment of $434,000.

Cash used in financing activities increased $369,200 during the nine months ended September 30, 2014 to $4,048,100 from $3,678,900 for the nine months ended September 30, 2013. This increase was due to an increase in cash distributions to partners.

Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions and we will not borrow from third-parties.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

During the current period, but before the June 30, 2014 Form 10-Q was filed, management identified a deficiency in our disclosure controls and procedures. Language indicating management’s conclusion on the Company’s internal control over financial reporting as of December 31, 2013 was not included in Management’s Report on Internal Control over Financial Reporting within Form 10-K, Item 9A. “Controls and Procedures.” As a result of the amendment required to our December 31, 2013 Form 10-K, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the current quarter, management identified a material weakness in the process used to estimate the June 30, 2014 unbilled revenue. The weakness resulted from an insufficient review of contract pricing information used to estimate unbilled revenue. As a result, a change in a pricing index of a marketing contract was not properly reflected in the estimate of unbilled revenues. At June 30, 2014, the Partnership overestimated its unbilled revenues by $300,300 and the adjustment had no impact on cash distributions.

As of the date of filing this Form 10-Q, management has implemented a more formal and thorough review of its pricing inputs used to calculate the estimated unbilled revenue. As of the date of filing of this Form 10-Q, management believes the deficiency in the Partnership’s internal control over financial reporting has been remediated.

Other than as previously discussed, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #18-2009 L.P. (B) (1)
3.2	Agreement of Limited Partnership (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive Data File

(1)	Filed on October 15, 2008 in the Form S-1A Registration Statement dated October 15, 2008, File No. 333-150925-02

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public #18-2009 (B) L.P.

ATLAS RESOURCES, LLC, Managing General Partner
Date: November 14, 2014	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2014	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer