Form 10-Q
period 2016-06-30
Atlas Resources Public #18-2009 (B) L.P.
filed 2016-08-15
CIK 1432985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$312,200	$73,900
Accounts receivable trade–affiliate	309,800	451,000
Current portion of derivative assets	125,000	359,900
Total current assets	747,000	884,800
Gas and oil properties, net	5,101,300	5,331,700
Long-term asset retirement receivable-affiliate	146,600	69,400
Total assets	$5,994,900	$6,285,900
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable trade-affiliate	$436,700	$399,600
Accrued liabilities	44,200	40,800
Put premiums payable-affiliate	28,900	63,300
Total current liabilities	509,800	503,700

Asset retirement obligations	1,615,200	1,580,500
Commitments and contingencies (Note 6)
Partners’ capital:
Managing general partner’s interest	579,600	568,100
Limited partners’ interest (12,278 units)	3,290,300	3,633,600
Accumulated other comprehensive income	-	-
Total partners’ capital	3,869,900	4,201,700
Total liabilities and partners’ capital	$5,994,900	$6,285,900

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Natural gas and oil	$312,700	$536,400	$720,500	$1,505,200
(Loss) gain on mark-to-market derivatives	(62,400)	49,600	(1,800)	82,200
Total revenues	250,300	586,000	718,700	1,587,400
COSTS AND EXPENSES
Production	225,400	419,800	542,800	876,200
Depletion	110,300	402,400	230,400	801,000
Accretion of asset retirement obligations	17,300	21,400	34,700	42,800
General and administrative	23,900	26,800	47,300	53,500
Total costs and expenses	376,900	870,400	855,200	1,773,500
Net loss	$(126,600)	$(284,400)	$(136,500)	$(186,100)
Allocation of net (loss) income:
Managing general partner	$5,900	$(22,600)	$11,500	$13,100
Limited partners	$(132,500)	$(261,800)	$(148,000)	$(199,200)
Net loss per limited partnership unit	$(11)	$(21)	$(12)	$(16)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(126,600)	$(284,400)	$(136,500)	$(186,100)
Other comprehensive loss:
Difference in estimated hedge receivable	-	(87,300)	-	(39,500)
Reclassification adjustment to net loss of mark-to-market gains on cash flow hedges	-	(10,400)	-	(172,100)
Total other comprehensive loss	-	(97,700)	-	(211,600)
Comprehensive loss	$(126,600)	$(382,100)	$(136,500)	$(397,700)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED

June 30, 2016

(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total
Balance at December 31, 2015	$568,100	$3,633,600	$-	$4,201,700
Participation in revenues, costs and expenses:
Net production revenues	57,100	120,600	-	177,700
Loss on mark-to-market derivatives	-	(1,800)	-	(1,800)
Depletion	(22,500)	(207,900)	-	(230,400)
Accretion of asset retirement obligations	(9,800)	(24,900)	-	(34,700)
General and administrative	(13,300)	(34,000)	-	(47,300)
Net income (loss)	11,500	(148,000)	-	(136,500)
Other comprehensive loss	-	-	-	-
Distributions to partners	-	(195,300)	-	(195,300)
Balance at June 30, 2016	$579,600	$3,290,300	$-	$3,869,900

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(136,500)	$(186,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	230,400	801,000
Non cash loss (gain) on derivative value	200,500	(93,200)
Accretion of asset retirement obligations	34,700	42,800
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	141,200	279,100
Increase in asset retirement receivable-affiliate	(77,200)	(19,400)
Increase in accounts payable trade-affiliate	37,100	-
Increase (decrease) in accrued liabilities	3,400	(1,000)
Net cash provided by operating activities	433,600	823,200
Cash flows from investing activities:
Proceeds from the sale of tangible equipment	-	3,300
Net cash provided by investing activities	-	3,300
Cash flows from financing activities:
Distributions to partners	(195,300)	(826,500)
Net cash used in financing activities	(195,300)	(826,500)
Net change in cash	238,300	-
Cash at beginning of period	73,900	-
Cash at end of period	$312,200	$-

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public #18-2009 (B) L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (OTC: ARPJ). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas Resources Public #18-2009 (B) L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTC: ATLS) manages ARP’s operations and activities through its ownership of ARP’s general partner interest.

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

The condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2015, which is derived from audited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the year ended December 31, 2016.

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

Liquidity and Capital Resources

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the MGP’s decision to liquidate the Partnership’s operations.

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

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, the MGP determined that there is substantial doubt about the Partnership’s ability to continue as a going concern. The MGP intends, as necessary, to continue the Partnership’s operations and to fund the Partnership’s obligations for at least the next twelve months. To the extent commodity prices remain low or decline further or ARP is unsuccessful in completing its Restructuring (as defined below) or the Plan (as defined below), the MGP’s ability to continue the Partnership’s operations may be further impacted.

ARP Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, ARP and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that will reduce debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).  The Plan will position ARP for the future and is expected to be completed before the end of the third quarter of 2016, after which ARP should emerge from Chapter 11 (as defined below), backed by its stakeholders, committed to investing capital to develop its exploration and production assets, as well as its tax-advantaged drilling partnership program.

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby are being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.” Interested parties should refer to the information and the limitations and qualifications discussed in the disclosure statement related to the Restructuring which was filed as Exhibit 99.1 to ARP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2016.

The MGP intends to continue to operate the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, it is contemplated that all suppliers, vendors, employees, royalty owners, trade partners and landlords will be unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms will be maintained. To assure ordinary course operations, the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership is not a party to the Restructuring Support Agreement. The ARP Restructuring is not expected to materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. In June 2016, the MGP transferred $167,700 of funds to the Partnership based on projected monthly distributions to their limited partners over the next several months to ensure accessible distribution funding coverage in accordance with the Partnership’s operations and partnership agreements in the event the MGP experiences a prolonged restructuring period as the MGP performs all administrative and management functions for the Partnerships. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner will not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group is not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring is not expected to have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s condensed financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s condensed financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, impairments, fair value of derivative instruments and the probability of forecasted transactions. The natural gas industry principally conducts its business by processing actual transactions many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	June 30,	December 31,
	2016	2015
Proved properties:
Leasehold interests	$906,300	$906,300
Wells and related equipment	128,077,100	128,077,100
Total natural gas and oil properties	128,983,400	128,983,400
Accumulated depletion and impairment	(123,882,100)	(123,651,700)
Gas and oil properties, net	$5,101,300	$5,331,700

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, the remaining net book value of gas and oil properties on our condensed balance sheets at June 30, 2016 and December 31, 2015 was primarily related to the estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s historical experience in determining such values.

Recently Issued Accounting Standards

In August 2014, the FASB updated the accounting guidance related to the evaluation of whether there is substantial doubt about an entity’s ability to continue as a going concern. The updated accounting guidance requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued and provide footnote disclosures, if necessary. The updated guidance is effective as of January 1, 2017 and the Partnership is currently in the process of determining the impact of providing the enhanced disclosures, as applicable, within its condensed financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. The Partnership is currently in the process of determining the impact that the updated accounting guidance will have on its condensed financial statements and its method of adoption.

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

The Partnership enters into commodity put contracts and swaps to achieve more predictable cash flows by hedging the Partnership’s exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Stock Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. These contracts have been recorded at their fair values.

The Partnership reflected net derivative assets on its condensed balance sheets of $125,000 and $359,900 at June 30, 2016 and December 31, 2015, respectively.

The following table summarizes the commodity derivative activity and presentation in the condensed statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains reclassified from accumulated other comprehensive income into natural gas and oil revenues	$-	$10,400	$-	$172,100
(Losses) gains subsequent to hedge accounting recognized in (loss) gain on mark-to-market derivatives	$(62,400)	$49,600	$(1,800)	$82,200

At June 30, 2016, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps - Limited Partners

Production Period Ending December 31,	Volumes(3)	Average Fixed Price	Fair Value Asset (2)
	(MMBtu)(1)	(per MMBtu)(1)
2016	57,200	$4.46	$82,500

Natural Gas Put Options - Limited Partners

Production Period Ending December 31,	Volumes(3)	Average Fixed Price	Fair Value Asset (2)
	(MMBtu)(1)	(per MMBtu)(1)
2016	37,600	$4.15	$42,500
	Limited Partner’s Commodity Derivatives, net		$125,000

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

(3)     The production volume for 2016 include the remaining six months of 2016 beginning July 1, 2016.

At June 30, 2016, the MGP had a secured hedge facility agreement with a syndicate of banks under which the Partnership has the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under the MGP’s revolving credit facility, the Partnership is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its gas and oil properties and first priority security interests in substantially all of its assets and are guaranteed by the MGP. The MGP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets. As of June 30, 2016, only the Partnership’s natural gas swaps are included in the secured hedge facility.

An event of default occurred under the secured hedging facility agreement upon the MGP’s filing of voluntary petitions for relief under Chapter 11. The lenders under the secured hedge facility agreed to forbear from exercising remedies in respect of such event of default while the Chapter 11 filings are pending and, upon occurrence of the effective date of the Plan contemplated by the Restructuring Support Agreement, such event of default will no longer be deemed to exist or to continue under the secured hedge facility.

In addition, it will be an event of default under the MGP’s revolving credit facility if the MGP breaches an obligation governed by the secured hedge facility, and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2016 and 2015 for hedge ineffectiveness.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership uses a market approach fair value methodology to value its outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. The Partnership separates the fair value of its financial instruments into three levels (Levels 1, 2 and 3) based on its assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of June 30, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for assets measured at fair value at June 30, 2016 and December 31, 2015 was as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2016
Derivative assets, gross
Commodity swaps	$-	$82,500	$-	$82,500
Commodity puts	-	42,500	-	42,500
Total derivative assets, gross	$-	$125,000	$-	$125,000

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Derivative assets, gross
Commodity swaps	$-	$222,900	$-	$222,900
Commodity puts	-	137,000	-	137,000
Total derivative assets, gross	$-	$359,900	$-	$359,900

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s condensed statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s condensed statements of operations, are payable at $975 per well per month for Marcellus wells, $1,500 per well per month for New Albany wells, and for all other wells a fee of $392 is charged per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expenses in the Partnership’s condensed statements of operations and are generally payable at 16% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s condensed statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Three months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
Administrative fees	$7,700	$8,600	$15,200	$17,500
Supervision fees	99,900	116,500	197,400	238,300
Transportation fees	54,100	79,900	119,000	188,600
Direct costs	87,600	241,600	258,500	485,400
Total	$249,300	$446,600	$590,100	$929,800

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2016, the MGP has withheld $146,600 of net production revenue for future plugging and abandonment costs.

Legal Proceedings

The Partnership and affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising out of the ordinary course of its business. Management and the MGP’s management believe that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s or the MGP’s financial condition or results of operations.

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

General

Atlas Resources Public #18-2009 (B) L.P. is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (OTCQX: ARPJ). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas Resources Public #18-2009 (B) L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”) manages ARP’s operations and activities through its ownership of the ARP’s general partner interest.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2016, our MGP has withheld $146,600 of net production revenues for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Production revenues (in thousands):
Gas	$313	$536	$720	$1,504
Oil	-	-	1	1
Total	$313	$536	$721	$1,505
Production volumes:
Gas (Mcf/day) (1)	2,901	3,907	3,032	3,901
Oil (bbl/day) (1)	-	-	-	-
Total (mcfe/day) (1)	2,901	3,907	3,032	3,901
Average sales prices(2):
Gas (per Mcf) (1) (3)	$1.31	$1.52	$1.42	$2.12
Oil (per bbl) (1)	$-	$45.27	$32.08	$45.39
Production costs:
As a percent of revenues	72%	78%	75%	58%
Per Mcfe (1)	$0.85	$1.18	$0.98	$1.24
Depletion per Mcfe	$0.42	$1.13	$0.42	$1.13

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $34,100 and $5,700 for the three months ended June 30, 2016 and 2015, respectively. Previously recognized derivative gains were $63,200 for the six months ended June 30, 2016.

Natural Gas Revenues. Our natural gas revenues were $312,700 and $536,400 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $223,700 (42%). The $223,700 decrease in natural gas revenues for the three months ended June 30, 2016 as compared to the prior year similar period was attributable to a $85,600 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and $138,100 decrease in production volumes. Our production volumes decreased to 2,901 mcf per day for the three months ended June 30, 2016 from 3,907 mcf per day for the three months ended June 30, 2015, a decrease of 1,006 mcf per day (26%). The overall decrease in natural gas production volumes for the three months ended June 30, 2016 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells.

Our natural gas revenues were $719,600 and $1,504,500 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $784,900 (52%). The $784,900 decrease in natural gas revenues for the six months ended June 30, 2016 as compared to the prior year similar period was attributable to a $456,100 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $328,800 decrease in production volumes. Our production volumes decreased to 3,032 mcf per day for the six months ended June 30, 2016 from 3,901 mcf per day for the six months ended June 30, 2015, a decrease of 869 mcf per day (22%). The overall decrease in natural gas production volumes for the six months ended June 30, 2016 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well, and a decrease in the number of producing wells.

Oil Revenues. We drilled wells primarily to produce natural gas, rather than oil, but some wells have limited oil production.  Our oil revenues were $0 and $200 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $200 (100%).  The $200 decrease in oil revenues for the three months ended June 30, 2016 as compared to the prior year similar period was attributable to a $200 decrease in production volumes.  Our production volumes decreased to 0 bbl per day for the three months ended June 30, 2016 from 0.06 bbl per day for the three months ended June 30, 2015, a decrease of 0.06 bbl per day (100%).

Our oil revenues were $900 and $700 for the six months ended June 30, 2016 and 2015, respectively, an increase of $200 (29%). The $200 increase in oil revenues for the six months ended June 30, 2016 as compared to the prior year similar period was attributable to a $500 increase in production volumes, partially offset by a $300 increase in oil prices. Our production volumes increased to 0.15 bbls per day for the six months ended June 30, 2016 from 0.09 bbls per day for the six months ended June 30, 2015, an increase of 0.06 bbls per day (70%).

(Loss) Gain on Mark-to-Market Derivatives. We recognize changes in fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations.

We recognized a loss on mark-to-market derivatives of $62,400 and a gain of $49,600 for the three months ended June 30, 2016 and 2015, respectively. We recognized a loss on mark-to-market derivatives of $1,800 and a gain of $82,200 for the six months ended June 30, 2016 and 2015, respectively.  These changes were due to mark-to-market changes primarily related to the change in natural gas prices during the periods.

Costs and Expenses. Production expenses were $225,400 and $419,800 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $194,400 (46%). Production expenses were $542,800 and $876,300 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $333,500 (38%). The decreases for the three and six months ended June 30, 2016 as compared to the prior year similar period were mostly due to lower transportation costs due to a decrease in the realized price of natural gas and a decrease in other direct costs.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 35% and 55% for the three months ended June 30, 2016 and 2015, respectively, and 32% and 47% for the six months ended June 30, 2016 and 2015, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2016 and 2015 were $23,900 and $26,800, respectively, a decrease of $2,900 (11%). For the six months ended June 30, 2016 and 2015, these expenses were $47,300 and $53,500, respectively, a decrease of $6,200 (12%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increases for the three and six months ended June 30, 2015 are primarily due to an increase in third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

We are generally limited to the amount of funds generated by the cash flow from our operations to fund our obligations and make distributions, if any, to our partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position. In addition, we have experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce our operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing our cost structure and, in turn, liquidity to meet our operating needs. To the extent commodity prices remain low or decline further, or we experience other disruptions in the industry, our ability to fund our operations and make distributions may be further impacted, and could result in the MGP’s decision to liquidate our operations.

If, however, the MGP were to decide to liquidate our operations, the liquidation valuation of our assets and liabilities would be determined by an independent expert. It is possible that based on such determination, we would not be able to make any liquidation distributions to our limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from our operations have been adequate to fund our obligations and distributions to our partners. However, the recent significant declines in commodity prices have challenged our ability to fund our operations and may make it uneconomical for us to produce our wells until they are depleted as we originally intended. Accordingly, the MGP determined that there is substantial doubt about our ability to continue as a going concern. The MGP intends, as necessary, to continue our operations and to fund our obligations for at least the next twelve months. To the extent commodity prices remain low or decline further or ARP is unsuccessful in completing its Restructuring (as defined below) or the Plan (as defined below), the MGP’s ability to continue our operations may be further impacted.

ARP Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, ARP and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that will reduce debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).  The Plan will position ARP for the future and is expected to be completed before the end of the third quarter of 2016, after which ARP should emerge from Chapter 11 (as defined below), backed by its stakeholders, committed to investing capital to develop its exploration and production assets, as well as its tax-advantaged drilling partnership program.

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby are being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.” Interested parties should refer to the information and the limitations and qualifications discussed in the disclosure statement related to the Restructuring which was filed as Exhibit 99.1 to ARP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2016.

The MGP intends to continue to operate the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, it is contemplated that all suppliers, vendors, employees, royalty owners, trade partners and landlords will be unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms will be maintained. To assure ordinary course operations, the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership is not a party to the Restructuring Support Agreement. The ARP Restructuring is not expected to materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner will not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group is not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring is not expected to have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

Cash provided by operating activities decreased $389,600 in the six months ended June 30, 2016 to $433,600 as compared to $823,200 for the six months ended June 30, 2015. This decrease was primarily due to a decrease in net earnings before depletion and accretion of $529,100, a decrease in the change in an accounts receivable trade-affiliate of $137,900 and a decrease in the change in asset retirement receivable-affiliate of $57,800. The decrease was partially offset by an increase in non-cash gain (loss) on derivative value of $293,700, an increase in the change in accounts payable trade-affiliate of $37,100, and an increase in the change in accrued liabilities of $4,400 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

There was no cash provided by investing activities for the six months ended June 30, 2016. Cash provided by investing activities was $3,300 for the six months ended June 30, 2015 resulting from the proceeds from the sale of miscellaneous tangible equipment.

Cash used in financing activities decreased $631,200 during the six months ended June 30, 2016 to $195,300 from $826,500 for the six months ended June 30, 2015. This decrease was due to a decrease in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2016, our MGP has withheld $146,600 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

Critical Accounting Policies

See Note 2 to our condensed financial statements for additional information related to recently issued accounting standards.

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

By: Atlas Resources, LLC, its Managing General Partner

Date: August 15, 2016	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chief Executive Officer and President of the Managing General Partner

Date: August 15, 2016	By:	/s/JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner