Form 10-Q
period 2017-06-30
Atlas Resources Public #18-2009 (B) L.P.
filed 2017-08-14
CIK 1432985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$65,100	$297,200
Accounts receivable trade–affiliate	815,900	386,600
Total current assets	881,000	683,800
Gas and oil properties, net	4,660,200	4,844,700
Long-term asset retirement receivable-affiliate	285,700	216,200
Total assets	$5,826,900	$5,744,700
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable trade-affiliate	$399,600	$399,600
Accrued liabilities	31,700	43,300
Total current liabilities	431,300	442,900

Asset retirement obligations	1,686,100	1,649,900
Commitments and contingencies (Note 4)
Partners’ capital:
Managing general partner’s interest	693,500	620,000
Limited partners’ interest (12,278 units)	3,016,000	3,031,900
Total partners’ capital	3,709,500	3,651,900
Total liabilities and partners’ capital	$5,826,900	$5,744,700

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Natural gas and oil	$529,700	$312,700	$1,255,200	$720,500
Loss on mark-to-market derivatives	-	(62,400)	-	(1,800)
Total revenues	529,700	250,300	1,255,200	718,700
COSTS AND EXPENSES
Production	227,300	225,400	466,800	542,800
Depletion	80,800	110,300	184,500	230,400
Accretion of asset retirement obligations	18,100	17,300	36,200	34,700
General and administrative	22,700	23,900	45,900	47,300
Total costs and expenses	348,900	376,900	733,400	855,200
Net income (loss)	$180,800	$(126,600)	$521,800	$(136,500)
Allocation of net income (loss):
Managing general partner	$64,900	$5,900	$178,600	$11,500
Limited partners	$115,900	$(132,500)	$343,200	$(148,000)
Net income (loss) per limited partnership unit	$9	$(11)	$28	$(12)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total
Balance at December 31, 2016	$620,000	$3,031,900	$3,651,900
Participation in revenues, costs and expenses:
Net production revenues	221,500	566,900	788,400
Depletion	(19,900)	(164,600)	(184,500)
Accretion of asset retirement obligations	(10,200)	(26,000)	(36,200)
General and administrative	(12,800)	(33,100)	(45,900)
Net income	178,600	343,200	521,800
Distributions to partners	(105,100)	(359,100)	(464,200)
Balance at June 30, 2017	$693,500	$3,016,000	$3,709,500

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$521,800	$(136,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	184,500	230,400
Non cash loss on derivative value	-	200,500
Accretion of asset retirement obligations	36,200	34,700
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable trade-affiliate	(429,300)	141,200
Increase in asset retirement receivable-affiliate	(69,500)	(77,200)
Increase in accounts payable trade-affiliate	-	37,100
(Decrease) increase in accrued liabilities	(11,600)	3,400
Net cash provided by operating activities	232,100	433,600
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities:
Distributions to partners	(464,200)	(195,300)
Net cash used in financing activities	(464,200)	(195,300)
Net change in cash	(232,100)	238,300
Cash at beginning of period	297,200	73,900
Cash at end of period	$65,100	$312,200

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public #18-2009 (B) L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership”, “we,” “us”, “our” and “our company”, refer to Atlas Resources Public #18-2009 (B) L.P.

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

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations had been adequate to fund its obligations and distributions to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

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

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under Titan’s credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, have negatively impacted Titan’s and the MGP’s ability to remain in compliance with the covenants under its credit facilities.

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

On May 4, 2017, Titan entered into a definitive purchase and sale agreement (the “Purchase Agreement”) to sell its conventional Appalachia and Marcellus assets to Diversified Gas & Oil, PLC (“Diversified”), for $84.2 million. The transaction includes the sale of approximately 8,400 oil and gas wells across Pennsylvania, Ohio, Tennessee, New York and West Virginia, along with the associated infrastructure (the “Appalachian Assets”).  On June 30, 2017, Titan completed a majority of the Appalachian Assets sale for net cash proceeds of $65.6 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility. Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee.

Titan expects to complete the remainder of the Appalachia Assets sale for additional cash proceeds of approximately $11.4 million by September 2017, which will be used to repay a portion of outstanding borrowings under its first lien credit facility.

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million.  On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and significantly improved Titan’s first lien credit facility metrics by fulfilling its borrowing base step down to $330 million, which is scheduled to occur on August 31, 2017.

Titan continually monitors the capital markets and the MGP’s capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. For example, Titan could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. Titan is evaluating various options, but there is no certainty that Titan will be able to implement any such options, and cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for Titan’s stakeholders. In addition, Titan expects that it will continue to sell a significant amount of non-core assets in the near future to comply with the requirements of its first lien credit facility amendment and to attempt to enhance its liquidity. However, there is no guarantee that the proceeds Titan receives for any asset sale will satisfy the repayment requirements under its first lien credit facility.

Titan’s Appalachia Divestiture

Among other things, the Purchase Agreement includes the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee to be transferred to DGOC Series 18(B), L.P., a newly formed entity and currently a subsidiary of the Partnership (“DGOC”), for which Atlas Resources serves as its managing general partner.  We refer to this transfer as the “separation.”

Following the satisfaction of a number of additional conditions, including, among others, the U.S. Securities and Exchange Commission (“SEC”) declaring the DGOC’s registration statement on Form 10 effective, the separation will be accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania and Tennessee will be transferred to DGOC. After the separation, the Partnership will distribute to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP will transfer its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to an entity expected to be named DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP will be transferred to Diversified and Diversified will own the managing general partner of the DGOC. In accordance with accounting standards related to the presentation of long-lived assets to be disposed of other than by sale, the Partnership continues to classify its Appalachia Assets as held and used in its condensed financial statements and will continue to do so until such assets are disposed of.

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

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	June 30,	December 31,
	2017	2016
Proved properties:
Leasehold interests	$906,300	$906,300
Wells and related equipment	128,077,100	128,077,100
Total natural gas and oil properties	128,983,400	128,983,400
Accumulated depletion and impairment	(124,323,200)	(124,138,700)
Gas and oil properties, net	$4,660,200	$4,844,700

Derivative Instruments

The Partnership’s MGP entered into certain financial contracts to manage the Partnership’s exposure to movement in commodity prices. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, subsequent changes in fair value after December 31, 2014 of these derivatives were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 were reclassified to the statements of operations in the periods in which the respective derivative contracts settled. During the three and six months ended June 30, 2017, the Partnership did not have any derivative activity as all derivative contracts have been matured.  During the three and six months ended June 30, 2016, the Partnership recorded $62,400 and $1,800, respectively, as a loss subsequent to hedge accounting recognized in loss on mark-to-market derivatives.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. In connection with the preparation of our interim financial statements, our management identified control deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting (See Item 4: Controls and Procedures). Specifically, the material weakness resulted from an insufficient review of contract pricing information used to estimate unbilled revenue. As a result of the weakness, the Partnership overestimated its March 31, 2016 unbilled revenues by $57,700. As a result, revenue and net income was overstated by $57,700 for the three months ended March 31, 2016. In adjusting for the overstatement of revenue and net income that existed at March 31, 2016, during the second quarter of 2016 revenue is understated by $57,700 and net loss is overstated for the three month period ended June 30, 2016. In addition, there was no impact on Partnership distributions.

Recently Issued Accounting Standards

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We intend to adopt the new standard using the modified retrospective method, which is expected to have an immaterial impact to our financial statements. The accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers.

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

The following table provides information with respect to these costs and the periods incurred:

	Three months Ended June 30,		Six months Ended June 30,
	2017	2016	2017	2016
Administrative fees	$6,300	$7,700	$12,700	$15,200
Supervision fees	82,400	99,900	165,300	197,400
Transportation fees	70,100	54,100	164,200	119,000
Direct costs	91,200	87,600	170,500	258,500
Total	$250,000	$249,300	$512,700	$590,100

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2017, the MGP has withheld $285,700 of net production revenue for future plugging and abandonment costs.  Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee.

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

General

Atlas Resources Public #18-2009 (B) L.P. is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership”, “we,” “us”, “our” and “our company”, refer to Atlas Resources Public #18-2009 (B) L.P.

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

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations had been adequate to fund its obligations and distributions to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

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

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under Titan’s credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, have negatively impacted Titan’s and the MGP’s ability to remain in compliance with the covenants under its credit facilities.

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

On May 4, 2017, Titan entered into a definitive purchase and sale agreement (the “Purchase Agreement”) to sell its conventional Appalachia and Marcellus assets to Diversified Gas & Oil, PLC (“Diversified”), for $84.2 million. The transaction includes the sale of approximately 8,400 oil and gas wells across Pennsylvania, Ohio, Tennessee, New York and West Virginia, along with the associated infrastructure (the “Appalachian Assets”).  On June 30, 2017, Titan completed a majority of the Appalachian Assets sale for net cash proceeds of $65.6 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility. Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee.

Titan expects to complete the remainder of the Appalachia Assets sale for additional cash proceeds of approximately $11.4 million by September 2017, which will be used to repay a portion of outstanding borrowings under its first lien credit facility.

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million. On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and significantly improved Titan’s first lien credit facility metrics by fulfilling its borrowing base step down to $330 million, which is scheduled to occur on August 31, 2017.

Titan continually monitors the capital markets and the MGP’s capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. For example, Titan could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. Titan is evaluating various options, but there is no certainty that Titan will be able to implement any such options, and cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for Titan’s stakeholders. In addition, Titan expects that it will continue to sell a significant amount of non-core assets in the near future to comply with the requirements of its first lien credit facility amendment and to attempt to enhance its liquidity. However, there is no guarantee that the proceeds Titan receives for any asset sale will satisfy the repayment requirements under its first lien credit facility.

Titan’s Appalachia Divestiture

Among other things, the Purchase Agreement includes the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee to be transferred to DGOC Series 18(B), L.P., a newly formed entity and currently a subsidiary of the Partnership (“DGOC”), for which Atlas Resources serves as its managing general partner.  We refer to this transfer as the “separation.”

Following the satisfaction of a number of additional conditions, including, among others, the U.S. Securities and Exchange Commission (“SEC”) declaring the DGOC’s registration statement on Form 10 effective, the separation will be accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania and Tennessee will be transferred to DGOC. After the separation, the Partnership will distribute to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP will transfer its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to an entity expected to be named DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP will be transferred to Diversified and Diversified will own the managing general partner of the DGOC.  In accordance with accounting standards related to the presentation of long-lived assets to be disposed of other than by sale, the Partnership continues to classify its Appalachia Assets as held and used in its condensed financial statements and will continue to do so until such assets are disposed of.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2017, our MGP has withheld $285,700 of net production revenues for this purpose.  Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Gas	$528	$313	$1,254	$720
Oil	1	-	1	1
Total	$529	$313	$1,255	$721
Production volumes:
Gas (Mcf/day) (1)	2,110	2,901	2,425	3,032
Oil (bbl/day) (1)	-	-	-	-
Total (mcfe/day) (1)	2,110	2,901	2,425	3,032
Average sales prices(2):
Gas (per Mcf) (1) (3)	$2.76	$1.31	$2.86	$1.42
Oil (per bbl) (1)	$43.38	$-	$43.38	$32.08
Production costs:
As a percent of revenues	43%	72%	37%	75%
Per Mcfe (1)	$1.18	$0.85	$1.06	$0.98
Depletion per Mcfe	$0.42	$0.42	$0.42	$0.42

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. There were no previously recognized derivative gains for the three and six months ended June 30, 2017. Previously recognized derivative gains were $34,100 and $63,200 for the three and six months ended June 30, 2016, respectively.

Natural Gas Revenues. In connection with the preparation of our interim financial statements, our management identified a material weakness in the process used to estimate our unbilled revenue (See Item 4: Controls and Procedures). As a result, natural gas revenue for the three months ended June 30, 2016 includes an adjustment to reduce natural gas revenue by $57,700. The adjustment was the result of overestimating our unbilled revenues as of March 31, 2016.

Our unadjusted natural gas revenues were $529,200 and $312,700 for the three months ended June 30, 2017 and 2016, respectively, an increase of $216,500 (69%). The $216,500 increase in natural gas revenues for the three months ended June 30, 2017 as compared to the prior year similar period was attributable to a $301,800 increase in our natural gas sales prices which were driven by market conditions, partially offset by a $85,300 decrease in production volumes. Our production volumes decreased to 2,110 mcf per day for the three months ended June 30, 2017 from 2,901 mcf per day for the three months ended June 30, 2016, a decrease of 791 mcf per day (27%). The overall decrease in natural gas production volumes for the three months ended June 30, 2017 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $1,254,700 and $719,600 for the six months ended June 30, 2017 and 2016, respectively, an increase of $535,100 (74%).  The $535,100 increase in natural gas revenues for the six months ended June 30, 2017 as compared to the prior year similar period was attributable to a $682,200 increase in our natural gas prices after the effect of financial hedges, which were driven by market conditions, partially offset by a $147,100 decrease in production volumes.  Our production volumes decreased to 2,425 mcf per day for the six months ended June 30, 2017 from 3,032 mcf per day for the six months ended June 30, 2016, a decrease of 607 mcf per day (20%).  The overall decrease in natural gas production volumes for the six months ended June 30, 2017 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drilled wells primarily to produce natural gas, rather than oil, but some wells have limited oil production.  Our oil revenues were $500 for the three months ended June 30, 2017.  There were no oil revenues for the three months ending June 30, 2016.

Our oil revenues were $500 and $900 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $400 (44%).  The $400 decrease in oil revenues for the six months ended June 30, 2017 as compared to the prior year similar period was attributable to a $500 decrease in production volumes, partially offset by a $100 increase in oil prices.  Our production volumes decreased to 0.06 bbls per day for the six months ending June 30, 2017 from 0.15 bbls per day for the six months ended June 30, 2016, a decrease of 0.09 bbls per day (60%).

Gain on Mark-to-Market Derivatives. We recognized changes in fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations. As of December 31, 2016, all derivative contracts have matured and we have not entered into any new contracts.

We recognized a loss on mark-to-market derivatives of $62,400 and $1,800 for the three and six months ended June 30, 2016, respectively. This change was due to mark-to-market changes primarily related to the change in natural gas prices during the period.

Costs and Expenses. Production expenses were $227,300 and $225,400 for the three months ended June 30, 2017 and 2016, respectively, an increase of $1,900 (1%).  Production expenses were $466,800 and $542,800 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $76,000 (14%).  The decrease for the six months ended June 30, 2017 when compared to the prior year similar period is primarily due to a combination of lower water hauling and disposal costs as a result of managing well pressures and reducing water production along with a decrease in supervision fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 15% and 35% for the three months ended June 30, 2017 and 2016, respectively and 15% and 32% for the six months ended June 30, 2017 and 2016, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2017 and 2016 were $22,700 and $23,900, respectively, a decrease of $1,200 (5%). For the six months ended June 30, 2017 and 2016, these expenses were $45,900 and $47,300, respectively, a decrease of $1,400 (3%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.

Cash Flows Overview. Cash flows from operating activities for the six months ended June 30, 2017 and 2016 consists of $232,100 and $433,600, respectively, net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses.

There was no cash provided by investing activities for the six months ended June 30, 2017 and 2016.

Cash used in financing activities increased $268,900 during the six months ended June 30, 2017 to $464,200 from $195,300 for the six months ended June 30, 2016. This increase was due to an increase in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2017, our MGP has withheld $285,700 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our interim financial statements, our management identified control deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting. Specifically, the material weakness resulted from an insufficient review of contract pricing information used to estimate unbilled revenue at March 31, 2016. As a result of the weakness, the Partnership overestimated its March 31, 2016 unbilled revenues by $57,700. As a result, revenue and net income was overstated by $57,700 for the three months ended March 31, 2016. In adjusting for the overstatement of revenue and net income that existed at March 31, 2016, during the second quarter of 2016 revenue is understated by $57,700 and net loss is overstated for the three month period ended June 30, 2016. In addition, there was no impact on Partnership distributions.

As of the date of filing this Form 10-Q, our management reperformed the pricing input control used to calculate estimated unbilled revenue to ensure a similar deficiency did not exist in other quarterly periods during 2016 and 2017.  As a result of this reperformance, subsequent to March 31, 2016 and through June 30, 2017, our management did not identify any similar errors in the pricing inputs used to calculate estimated unbilled revenue.  Management is in the process of implementing its remediation plan, which consists of a more formal and thorough review of its pricing inputs used to calculate estimated unbilled revenue as well as a direct and precise analytical review control for assessing changes in revenues quarter over quarter.

Other than the above referenced item, there have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

By: Atlas Resources, LLC, its Managing General Partner

Date: August 14, 2017	By:	/s/ FREDRICK M. STOLERU
Fredrick M. Stoleru, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 14, 2017	By:	/s/JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner