Form 10-Q
period 2017-09-30
Atlas Resources Public #18-2009 (B) L.P.
filed 2017-11-20
CIK 1432985

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$275,900	$297,200
Current assets held for sale (Note 3)	-	387,900
Total current assets	275,900	685,100
Gas and oil properties, net	7,800	7,800
Long-term asset retirement receivable-affiliate	27,300	18,300
Non-current assets held for sale (Note 3)	-	5,034,800
Total assets	$311,000	$5,746,000
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable trade-affiliate	$16,900	$1,200
Current liabilities held for sale (Note 3)		443,000
Total current liabilities	16,900	444,200

Asset retirement obligations	219,200	214,700
Non-current liabilities held for sale (Note 3)	-	1,435,200
Commitments and contingencies (Note 5)
Partners’ capital:
Managing general partner’s interest	347,798	620,000
Limited partners’ interest (12,278 units)	(272,898)	3,031,900
Total partners’ capital	74,900	3,651,900
Total liabilities and partners’ capital	$311,000	$5,746,000

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Natural gas and oil	$-	$-	$-	$100
(Loss) on mark-to-market derivatives	-	-	-	(1,200)
Total revenues	-	-	-	(1,100)
COSTS AND EXPENSES
Production	1,400	1,200	9,000	32,900
Accretion of asset retirement obligations	1,600	1,400	4,500	4,400
Total costs and expenses	3,000	2,600	13,500	37,300
Net (loss) income from continuing operations	$(3,000)	$(2,600)	$(13,500)	$(38,400)
Net income (loss) from discontinued operations	73,300	18,500	605,600	(82,200)
Net income (loss)	70,300	15,900	592,100	(120,600)
Allocation of net income (loss):
Managing general partner	$32,700	$23,000	$211,300	$34,500
Limited partners	$37,600	$(7,100)	$380,800	$(155,100)
Net income (loss) from continuing operations per limited partnership unit	$-	$-	$(1)	$(4)
Net income (loss) from discontinued operations per limited partnership unit	$3	$(1)	$32	$(9)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total
Balance at December 31, 2016	$620,000	$3,031,900	$3,651,900
Participation in revenues, costs and expenses:
Net production revenues	(2,500)	(6,500)	(9,000)
Accretion of asset retirement obligations	(1,300)	(3,200)	(4,500)
General and administrative	(100)	100	-
Net income (loss) from continuing operations	(3,900)	(9,600)	(13,500)

Participation in net income from discontinued operations	215,200	390,400	605,600
Distributions to partners	(214,500)	(639,300)	(853,800)

Transfer of interests to DGOC Series 18(B), L.P. (Note 2)	(269,002)	(3,046,298)	(3,315,300)
Balance at September 30, 2017	$347,798	$(272,898)	$74,900

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$592,100	$(120,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss from discontinued operations	(605,600)	82,200
Non cash loss on derivative value	-	900
Accretion of asset retirement obligations	4,500	4,400
Changes in operating assets and liabilities:
Increase in accounts receivable trade-affiliate	-	(18,300)
Increase in asset retirement receivable-affiliate	(9,000)	(9,400)
Decrease in accrued liabilities	-	(600)
Increase in accounts payable trade – affiliate	15,700	-
Net cash used in continuing operating activities	(2,300)	(61,400)
Net cash provided by discontinued operating activities	834,800	562,200
Net cash provided by operating activities	832,500	500,800
Cash flows from investing activities:
Net cash provided by (used in) continuing investing activities	-	-
Net cash provided by (used in) discontinued investing activities	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities:
Distributions to partners	(853,800)	(341,300)
Net cash used in financing activities	(853,800)	(341,300)
Net change in cash	(21,300)	159,500
Cash at beginning of period	297,200	73,900
Cash at end of period	$275,900	$233,400

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public #18-2009 (B) L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”; OTCQX: TTEN). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership”, “we,” “us”, “our” and “our company”, refer to Atlas Resources Public #18-2009 (B) L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTCQX: ATLS) is a publicly traded company and manages Titan and the MGP through a 2% preferred member interest in Titan.

The Partnership drilled wells located in Pennsylvania, Tennessee and Indiana and currently operates the wells in Indiana. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group for administrative services.

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

If the Partnership is not able to continue as a going concern, the Partnership will liquidate. If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and could occur without any further contributions from or distributions to the limited partners.

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

On April 19, 2017, Titan entered into a third amendment to its first lien credit facility. The amendment provides for, among other things, waivers of non-compliance, increases in certain financial covenant ratios and scheduled decreases in Titan’s borrowing base. As part of its overall business strategy, Titan has continued to execute on sales of non-core assets, which include the sale of its Appalachian and Rangely operations. The proceeds of the consummated asset sales were used to repay borrowings under its first lien credit facility. Titan’s strategy is to continue to sell non-core assets to reduce its leverage position, which will also help Titan to comply with the requirements of its first lien credit facility amendment.

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

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million.  On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and achieve compliance with the requirements to reduce its first lien credit facility borrowings below $360 million as required by August 31, 2017.

On September 27, 2017, the lenders under Titan’s second lien credit facility entered into a letter agreement with Titan and its lenders under the first lien credit facility (the “Extension Letter”). Pursuant to the Extension Letter, the second lien credit facility lenders agreed to extend the 180-day standstill period under the intercreditor agreement (during which the lenders under the second lien credit facility are prevented from pursuing remedies against the collateral securing Titan’s obligations under the second lien credit facility) by an additional 35 days from October 18, 2017 to November 22, 2017. In addition, the extension of the standstill period extends the waiver of certain defaults under the first lien credit facility, which terminates 15 business days prior to the expiration of the standstill period. The parties agreed to extend the standstill period to provide Titan with additional time to negotiate proposed amendments to each of the first lien credit facility and the second lien credit facility.

On September 29, 2017, Titan completed the remainder of the Appalachia Assets sale for additional cash proceeds of $10.4 million, all of which was used to repay a portion of outstanding borrowings under its first lien credit facility.

Titan continually monitors the capital markets and the MGP’s capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. For example, Titan could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. Titan is evaluating various options, but there is no certainty that Titan will be able to implement any such options, and cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for Titan’s stakeholders. .

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and include all adjustments that are necessary for a fair presentation of our results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For a more complete discussion of our accounting policies and certain other information, refer to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Titan’s Appalachia Divestiture

Among other things, the Purchase Agreement included the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC Series 18(B), L.P., a newly formed entity and former subsidiary of the Partnership (“DGOC”), for which Atlas Resources served as its managing general partner.  We refer to this transfer as the “separation.”

On September 29, 2017, the separation was accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania and Tennessee were transferred to DGOC. After the separation, the Partnership distributed to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP transferred its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP were transferred to Diversified and Diversified owns the managing general partner of the DGOC.

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

Discontinued Operations

A disposal of a component of our entity is classified as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results.  For components classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities held for sale on the condensed balance sheet and to net income (loss) from discontinued operations on the condensed statement of operations for all periods presented. See Note 3 for additional disclosures regarding discontinued operations.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	September 30,	December 31,
	2017	2016
Proved properties:
Leasehold interests	$108,000	$108,000
Wells and related equipment	7,706,800	7,706,800
Total natural gas and oil properties	7,814,800	7,814,800
Accumulated depletion and impairment	(7,807,000)	(7,807,000)
Gas and oil properties, net	$7,800	$7,800

Derivative Instruments

The Partnership’s MGP entered into certain financial contracts to manage the Partnership’s exposure to movement in commodity prices. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, subsequent changes in fair value after December 31, 2014 of these derivatives were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 were reclassified to the statements of operations in the periods in which the respective derivative contracts settled. During the three and nine months ended September 30, 2017, the Partnership did not have any derivative activity as all derivative contracts have been matured.  During the three and nine months ended September 30, 2016, the Partnership recorded $0 and $1,200 respectively subsequent to hedge accounting recognized in loss on mark-to-market derivatives.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. The updated guidance is effective for us as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented. We are currently in the process of determining the impact that the updated accounting guidance will have on our condensed financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We have made progress on our contract reviews and documentation. Substantially all of our revenue is earned pursuant to agreements under which we have currently interpreted one performance obligation, which is satisfied at a point-in-time. We are currently unable to reasonably estimate the expected financial statement impact; however, we do not believe the new accounting guidance will have a material impact on our financial position, results of operations or cash flows. We intend to adopt the new accounting guidance using the modified retrospective method. The new accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers.

NOTE 3 – DISCONTINUED OPERATIONS

As disclosed in Note 2, on September 29, 2017, Titan completed the remainder of the Appalachia Assets sale, which included the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC.

The Partnership determined that the natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC represent discontinued operations as they constitute a disposal of a group of components and a strategic shift that will have a major effect on the Partnership’s operations and financial results. As a result, the Partnership reclassified the balances and activities of its natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC from their historical presentation to assets and liabilities held for sale on the condensed balance sheet and to net income (loss) from discontinued operations on the condensed statement of operations for all periods presented. Our financial results and cash flows for future periods following the separation, including the Partnership’s ability to make distributions, will be different from historical trends and the differences may be material.

The following table reconciles the major classes of line items from the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC classified as discontinued operations included within net income (loss) from discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Natural gas and oil	$374,500	$336,300	$1,629,700	$1,056,700
Gain (loss) on mark-to-market derivatives	-	2,400	-	1,800
Total revenues	374,500	338,700	1,629,700	1,058,500
Costs and expenses:
Production	$187,000	$187,200	$646,200	$698,300
Depletion	75,500	93,800	260,000	324,200
General and administrative	22,100	23,300	68,000	70,600
Accretion of asset retirement obligations	16,600	15,900	49,900	47,600
Total costs and expenses	$301,200	$320,200	$1,024,100	$1,140,700
Net income (loss) from discontinued operations	$73,300	$18,500	$605,600	$(82,200)

The following table details the major classes of assets and liabilities of the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC on September 29, 2017 and were classified as held for sale at December 31,2016:

December 31,
2016

Accounts receivable trade-affiliate	387,900
Total current assets of discontinued operations held for sale	387,900

Gas and oil properties, net	4,836,900
Long-term asset retirement receivable-affiliate	197,900
Total non-current assets of discontinued operations held for sale	5,034,800
Total assets classified as held for sale	$5,422,700

Accounts payable trade-affiliate	$399,600
Accrued liabilities	43,400
Total current liabilities of discontinued operations held for sale	443,000

Asset retirement obligations	1,435,200
Total non-current liabilities of discontinued operations held for sale	1,435,200
Total liabilities classified as held for sale	$1,878,200

NOTE 4 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s condensed statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s condensed statements of operations, are payable at $1,500 per well per month for New Albany wells for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expenses in the Partnership’s condensed statements of operations and are generally payable at 16% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s condensed statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:
	Three months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Administrative fees	$-	$-	$-	$-
Supervision fees	-	-	-	-
Transportation fees	-	-	-	-
Direct costs	1,400	1,200	9,000	32,900
Total	$1,400	$1,200	$9,000	$32,900

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2017, the MGP has withheld $27,300 of net production revenue for future plugging and abandonment costs. The decision by the MGP to withhold funds for plugging and abandonment may affect the ability of the Partnership to make distributions to partners in future periods.  Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee.

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

General

Atlas Resources Public #18-2009 (B) L.P. is a Delaware limited partnership, formed on April 8, 2008 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”; OTCQX: TTEN). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership”, “we,” “us”, “our” and “our company”, refer to Atlas Resources Public #18-2009 (B) L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTCQX: ATLS) is a publicly traded company and manages Titan and the MGP through a 2% preferred member interest in Titan.

We drilled and wells located in Pennsylvania, Tennessee, and Indiana and currently operate wells located in Indiana. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group, for administrative services.

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

If the Partnership is not able to continue as a going concern, the Partnership will liquidate. If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and could occur without any further contributions from or distributions to the limited partners.

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

On April 19, 2017, Titan entered into a third amendment to its first lien credit facility. The amendment provides for, among other things, waivers of non-compliance, increases in certain financial covenant ratios and scheduled decreases in Titan’s borrowing base. As part of its overall business strategy, Titan has continued to execute on sales of non-core assets, which included the sale of its Appalachia and Rangely operations. The proceeds of the consummated asset sales were used to repay borrowings under its first lien credit facility. Titan’s strategy is to continue to sell non-core assets to reduce its leverage position, which will also help Titan to comply with the requirements of its first lien credit facility amendment.

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

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million. On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million subject to customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and achieve compliance with the requirement to reduce its first lien credit facility borrowings below $360 million, as required by August 31, 2017.

On September 27, 2017, the lenders under Titan’s second lien credit facility entered into a letter agreement with Titan and its lenders under the first lien credit facility (the “Extension Letter”). Pursuant to the Extension Letter, the second lien credit facility lenders agreed to extend the 180-day standstill period under the intercreditor agreement (during which the lenders under the second lien credit facility are prevented from pursuing remedies against the collateral securing Titan’s obligations under the second lien credit facility) by an additional 35 days from October 18, 2017 to November 22, 2017. In addition, the extension of the standstill period extends the waiver of certain defaults under the first lien credit facility, which terminates 15 business days prior to the expiration of the standstill period. The parties agreed to extend the standstill period to provide Titan with additional time to negotiate proposed amendments to each of the first lien credit facility and the second lien credit facility.

On September 29, 2017, Titan completed the remainder of the Appalachia Assets sale for additional cash proceeds of $10.4 million, all of which was used to repay a portion of outstanding borrowings under its first lien credit facility. Titan continually monitors the capital markets and the MGP’s capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. For example, Titan could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. Titan is evaluating various options, but there is no certainty that Titan will be able to implement any such options, and cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for Titan’s stakeholders.

Titan’s Appalachia Divestiture

Among other things, the Purchase Agreement included the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC Series 18(B), L.P., a newly formed entity and former subsidiary of the Partnership (“DGOC”), for which Atlas Resources served as its managing general partner.  We refer to this transfer as the “separation.”

On September 29, 2017, the separation was accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania and Tennessee were transferred to DGOC. After the separation, the Partnership distributed to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP transferred its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP were transferred to Diversified and Diversified owns the managing general partner of the DGOC.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our

MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2017, our MGP has withheld $27,300 of net production revenues for this purpose. The decision by the MGP to withhold funds for plugging and abandonment may affect the ability of the Partnership to make distributions to partners in future periods.  Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee.

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

Results of Operations

Discontinued operations. The Partnership determined that the natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC represent discontinued operations as they constitute a disposal of a group of components and a strategic shift that will have a major effect on the Partnership’s operations and financial results. As a result, the Partnership reclassified the balances and activities of its natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC from their historical presentation to assets and liabilities held for sale on the condensed balance sheet and to net income (loss) from discontinued operations on the condensed statement of operations for all periods presented. Our financial results and cash flows for future periods following the separation, including the Partnership’s ability to make distributions, will be different from historical trends and the differences may be material.

Revenues. We did not recognize any revenues on our condensed statements of operations for the three or nine months ended September 30, 2017 as all our remaining natural gas and oil wells in Indiana are currently not producing.  Revenues for the three and nine months ended September 30, 2016 were nominal.

Gain on Mark-to-Market Derivatives. We recognized changes in fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations. As of December 31, 2016, all derivative contracts have matured and we have not entered into any new contracts.

We recognized a loss on mark-to-market derivatives of $0 and $1,200 for the three and nine months ended September 30, 2016, respectively. This change was due to mark-to-market changes primarily related to the change in natural gas prices during the period.

Costs and Expenses. Production expenses were $1,400 and $1,200 for the three months ended September 30, 2017 and 2016, respectively, an increase of $200 (17%).  Production expenses were $9,000 and $32,900 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $23,900 (73%).  The decrease for the nine months ended September 30, 2017 when compared to the prior year similar period is primarily due to a combination of lower water hauling and disposal costs as a result of managing well pressures and reducing water production along with a decrease in supervision fees.

Cash Flows Overview. Cash flows from continuing operating activities for the nine months ended September 30, 2017 and 2016 consists of $(2,300) and $(61,400), respectively, net cash used in operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses.

There was no cash provided by or used in continuing investing activities for the nine months ended September 30, 2017 and 2016.

Cash used in financing activities increased $512,500 during the nine months ended September 30, 2017 to $853,800 from $341,300 for the nine months ended September 30, 2016. This increase was due to an increase in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through September 30, 2017, our MGP has withheld $27,300 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

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

Changes in Internal Control over Financial Reporting

As previously disclosed in our June 30, 2017 Form 10-Q in connection with the preparation of our interim financial statements, our management identified control deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting. Specifically, the material weakness resulted from an insufficient review of contract pricing information used to estimate unbilled revenue at March 31, 2016. There was no impact on Partnership distributions for any period.

As of the date of filing this Form 10-Q, our management completed its remediation plan, which included a more formal and thorough review of its pricing inputs used to calculate estimated unbilled revenue as well as a direct and precise analytical review control for assessing changes in revenues quarter over quarter. As a result, this material weakness has been remediated.

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

ATLAS RESOURCES PUBLIC #18-2009 (B) L.P.

By: Atlas Resources, LLC, its Managing General Partner

Date: November 20, 2017	By:	/s/ FREDRICK M. STOLERU
Fredrick M. Stoleru, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: November 20, 2017	By:	/s/JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner